Form 10-K
period 2021-12-31
Vahanna Tech Edge Acquisition I Corp.
filed 2022-03-31
CIK 1868640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 001-41094

VAHANNA TECH EDGE ACQUISTION I CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1600102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1230 Avenue of the Americas, 16th Floor New York, NY	10020
(Address of principal executive offices)	(Zip Code)

(347) 745-6448

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	VHNAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	VHNA	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	VHNAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately: N/A.

As of March 31, 2022, the Registrant had 20,010,000 Class A ordinary shares, $0.0001 par value per share, and 4,852,500 Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•

our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance following our Public Offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

•

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

•

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

•

The Nasdaq Global Market (“Nasdaq”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

•

If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

•

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination within 15 months from the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination). As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•	Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

PART I

References in this report to “we,” “us” or the “Company” refer to Vahanna Tech Edge Acquisition I Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Vahanna LLC, a Delaware limited liability company.

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated in April 22, 2021 as a British Virgin Islands (“BVI”) business company formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On November 26, 2021, we consummated our initial public offering (“Public Offering”) of 20,010,000 units, including the issuance of 2,610,000 units as a result of the underwriters’ full exercise of their over-allotment option. Each unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $200,100,000.

On May 6, 2021, our sponsor, Vahanna LLC, received 5,750,000 of our Class B ordinary shares (the “Founder Shares”) in exchange for the payment of $25,000 of deferred offering costs. On October 28, 2021, our sponsor surrendered and forfeited 1,437,500 Founder Shares for no consideration, following which our sponsor held 4,312,500 Founder Shares. On November 22, 2021, we issued 690,000 Founder Shares to our sponsor with such issue being made by way of a bonus share issue for no consideration, following which our sponsor holds an aggregate of 5,002,500 Founder Shares. On November 26, 2021, we surrendered and forfeited 150,000 Founder Shares which Mizuho then purchased for an aggregate purchase price of $500,000. The number of Founder Shares outstanding was determined based on our expectation that the total size of the Public Offering would be a maximum of 20,010,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Public Offering. Prior to our sponsor’s initial investment of $25,000, the Company had no assets, tangible or intangible.

Simultaneously with the closing of the Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 8,638,500 warrants (the “Private Placement Warrants”) to our sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,638,500, a portion of which was added to the proceeds from the Public Offering held in the Trust Account. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The Private Placement Warrants are identical to the Warrants sold in the Public Offering, except that the Private Placement Warrants, (i) may not (including the Class A ordinary shares issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of our initial business combination, (ii) may be exercised by the holders on a cashless basis and (iii) are entitled to registration rights. If the Company does not consummate its initial business combination within 15 months from the closing the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination), the Private Placement Warrants will expire worthless.

Upon the closing of the Public Offering and the sale of Private Placement Warrants, $204,102,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We are not permitted to withdraw any of the principal or interest held in the Trust Account, except for the withdrawal of interest to pay our taxes and up to $100,000 of interests to pay dissolution expenses, as applicable, if any, until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination within 15 months from the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination), subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (“Memorandum and Articles of Association”) (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 15 months from the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds held in the Trust Account may only be invested in United States

“government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $6,525,000 in underwriting discounts and commissions payable upon consummation of our initial business combination if consummated) and approximately $11,274,404 in expenses relating to the Public Offering, approximately $986,500 of the net proceeds of the Public Offering and the sale of the Private Placement Warrants was not deposited into the Trust Account and was initially available to us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2021, there was $204,113,335 in investments and cash held in the Trust Account and $935,802 of cash held outside the Trust Account available for working capital purposes.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of the Public Offering and the sale of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus our efforts on companies with a strong connection to India and catering to large addressable market opportunities in India or other developed geographies such as the Americas and Europe. The focus for such an acquisition will be based on the broad categories below within the technology sector, with an enterprise value ranging from US$750 million to over US$1.0 billion:

•

Well established information technology (“IT”) services and business process outsourcing (“BPO”) companies leveraging the India delivery model and with a track record of consistent performance in the Americas and other global markets

•	High-growth new technology companies which are vertical focused (Fintech, Health Tech, Education Tech etc.) and horizontal focused (AI Analytics, ML, Blockchain, IoT, Robotics etc.)

•	Software-as-a-Service (“SaaS”) companies catering to the global markets

We believe that we are well-positioned to capture this market opportunity and add operational value to the potential target to drive long term sustainable growth and value creation for the following reasons:

•

Track record of our team in generating shareholder value by managing and leading multi-billion dollar technology platforms in terms of revenue and market capitalization, both in India and key global markets

•	Extensive cross border mergers and acquisitions (“M&A”) and capital markets transaction experience

•	Privileged access and a wide-ranging network across venture capital and private equity firms focused on India and other emerging markets

•	Deep connections with companies founded or managed by the Indian diaspora that have permeated the global technology landscape

Business Strategy and Acquisition Criteria

Our business strategy focuses on leveraging our management team’s deep operational capabilities and strategic vision to deliver attractive risk-adjusted returns by identifying and executing a business combination with one or more attractive targets. Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

•	Size: We intend to target entities with an enterprise value ranging from US$ 750 million to over US$ 1.0 billion.

•

Geographic Location: We intend to focus our search on companies serving consumers or enterprises globally and in the United States, from a base in India or other emerging markets, including Southeast Asia. We believe the India Tech potential will be a strong global growth investment thesis over the next decade and Indian tech firms represent an underrepresented growth sector of the US public markets.

•	Industry Focus: We intend to focus our search on high-quality IT services, software or technology-enabled growth business. Some of the areas we would like to focus on include:

•

Well-established IT services (e.g. e-commerce and logistics, cloud solutions etc.) and BPO companies leveraging the India delivery model and with a track record of consistent performance in the Americas and other global markets.

•

High-growth new technology companies which are vertical focused (Fintech / Payment Platforms, Health Tech, Insurance Tech, Education Tech etc.) and horizontal focused (AI Analytics, ML, Blockchain, IoT, Robotics etc.).

•	SaaS companies catering to the global markets.

•

Strong Management Team: We intend to seek companies that are backed by strong entrepreneurially oriented management teams. We will look for a management team with a track record of delivering consistent performance that we can partner with to drive growth and operational improvements.

•

Defensible Business Niche: We intend to seek companies with leading or niche market positions that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We believe this differentiation may exist through an exceptional value proposition, cost arbitrage, superior execution or product IP, or brand advantage.

•

Operational Maturity: We intend to pursue prospective target companies that have sufficient financial and operational data enabling investment decisions to be made with a high degree of confidence. We will seek target companies with a proven ability to scale and outperform peers.

•

Growth Potential and Execution Capacity: We intend to seek prospective target companies that we believe will generate long-term value from their growth potential and execution capability rather than valuation arbitrage or financial leverage.

•

Preparedness for the Process and Public Markets: We will seek to acquire a business that has or can put in place, prior to the closing of a business combination, the governance, financial systems and controls and investor relations capabilities required in the public market. We will consider receptivity of the business to the US public market process and capital market needs.

•

Sensible Valuation: We intend to use rigorous valuation analyses to ensure that our business combination is fairly priced with significant upside potential. We have a deep understanding of private valuations and will aim to negotiate terms that will provide significant upside potential while limiting downside risk.

•

Partners for Long-Term Growth: We intend to seek prospective target companies where we can remain partners on a long-term basis and add significant value to the business. We believe our business interests and financial interests ought to align with those of the target business and its management team.

•

Execution Complexity: We intend to pursue prospective target companies with which we have established a high-quality relationship with access to the founders, owners and institutional investors. We will consider internal decision-making dynamics and shareholder drivers along with legal, tax and approval processes based on the business’s place of incorporation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Sourcing and Evaluation of Business Combination Targets

Our management team and sponsor group have developed a very broad network of contacts and corporate relationships. This network, spread across the United States, India, Southeast Asia and Europe has been developed through:

(i)	their experience in sourcing, acquiring, operating, developing, growing, financing and selling businesses in these geographies;

(ii)	their reputation for integrity and fair dealing with sellers, capital providers and target management teams; and

(iii)	their experience in executing transactions under varying economic and financial market conditions.

We believe that the network of contacts and relationships of our management team and sponsor will provide us with an important source of business combination opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, private equity firms, consultants, accounting firms and other business enterprises.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the initial business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that our initial business combination is fair to our company from a financial point of view.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction. The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Members of our management team and our independent directors directly or indirectly own Founder Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or may be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under British Virgin Islands law. Our Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor, officers, directors and any of their respective affiliates may sponsor or form, or, in the case of individuals, serve as a director or officer of, other blank check companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. Our officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of Financial Industry Regulatory Authority, Inc., or FINRA, or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make such independent determination of fair market value, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the target or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required by Schedule 14A under the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the SEC in connection with our initial business combination will include such opinion.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Currently, the Company is managed by its board of directors. Accordingly, all policies, strategies and commercial decisions of the Company shall be solely made by the board of directors and none of the officers or individual members of the board of directors have been delegated any authority to make any decisions for and on behalf of the Company. The board of directors may decide to make changes to management and governance structure at the time of evaluating targets for business combinations and at the time of initial business combination transactions.

Redemption Rights for Public Shareholders Upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein.

The amount in the Trust Account is initially $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our initial business combination with respect to our public warrants or private placement warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares they may acquire during or after the Public Offering in connection with the completion of our initial business combination.

If a shareholder vote on our initial business combination is not required by law and we do not decide to hold a shareholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act.

Resources and Competition

Our Memorandum and Articles of Association provides that we will have only 15 months from the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) to complete our initial business combination. If we are unable to complete our initial business combination within such 15-month period (or a 21-month period if we extend the period of time to consummate a business combination), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject to our obligations under British Virgin Islands law to provide for claims of creditors and requirements of other applicable law.

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of the Public Offering, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding Private Placement Warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Facilities

We currently maintain our executive offices at 1230 Avenue of the Americas, 16th Floor, New York, NY 10020. The cost for this space is included in the $20,000 per month fee that we pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have three officers: Saurav Adhikari, Karan Puri and Raahim Don. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 1230 Avenue of the Americas, 16th Floor, New York, NY 10020 or by telephone at (347) 745-6448.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th and (2) our annual revenues were equal to or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30th.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the prospectus associated with our Public Offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or the rules of Nasdaq or if we decide to hold a shareholder vote for business or other reasons. Except as required by law or Nasdaq rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if a majority of our public shareholders do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike other blank check companies in which the initial shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them, as well as any public shares purchased during or after the Public Offering, in favor of our initial business combination. Our Memorandum and Articles of Association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we obtain approval by way of a resolution of shareholders under British Virgin Islands law which requires the affirmative vote of a majority of the shareholders who attend and vote at our general meeting. Our sponsor, Mizuho and their respective permitted transferees own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. As a result, we would need only as little as 1,250,626, or 6.25%, of the 20,010,000 public shares sold in the Public Offering to be voted in favor of a transaction (assuming that the minimum number of shares representing a quorum is present at the meeting). Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of the initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak, conflicts, and the status of debt and equity markets.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets. The COVID-19 outbreak has adversely affected (and a significant outbreak of other infectious diseases could result in an additional widespread health crisis that could adversely affect) the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected by the COVID-19 outbreak and such other outbreak. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or result in the target company’s personnel, vendors and services providers being unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, any potential resurgences of COVID-19 and the actions to contain COVID-19 or treat its impact, including the application and distribution in certain countries of currently available and approved vaccines, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on our ability to raise equity and debt financing which may be adversely impacted by COVID-19 and other events, including as a result of increased market volatility, geopolitical instability or conflicts (including the recent outbreak of hostilities between Russia and Ukraine), decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 15 months from the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the conflict between Ukraine and Russia continues to grow and, while the extent of the impact of the conflict on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 15 months to 21 months as described above or redeem their shares in connection with any such extension. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares.

Because our Trust Account is expected to contain approximately $10.20 per Class A ordinary share (or $10.30 or $10.40 per Class A ordinary share if we extend the period of time for the company to complete a business combination to 18 months or 21 months, respectively) at the time of our initial business combination, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our Trust Account initially contains $10.20 per Class A ordinary share (or $10.30 or $10.40 per Class A ordinary share if we extend the period of time for the company to complete a business combination to 18 months or 21 months, respectively). This is different than some other similarly structured blank check companies for which the Trust Account will only contain $10.00 per Class A ordinary share. As a result of the additional funds receivable by public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 15 months from the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination.

The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the Public Offering and the sale of the Private Placement Warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our shareholders’ inability to redeem the Excess Shares will reduce our shareholders’ influence over our ability to complete our initial business combination and our shareholders could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, our shareholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share (or less in certain circumstances) on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares.

We believe that, upon the closing of the Public Offering, the funds available to us outside of the Trust Account, will be sufficient to allow us to operate for at least the next 15 months (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share (or less in certain circumstances) on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares.

If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, only approximately $986,500 was initially available to us outside of the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive approximately $10.20 per share (or less in certain circumstances) on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per share initially held in the Trust Account, due to claims of such creditors. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.20 per public share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.20 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our Memorandum and Articles of Association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if our board of directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion as described above.

We may issue additional Class A ordinary or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Memorandum and Articles of Association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Memorandum and Articles of Association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 preference shares of $0.0001 par value each. Immediately after the Public Offering, there were 179,990,000 and 15,147,500 authorized but unissued Class A and Class B ordinary shares available, respectively, for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants and conversion of outstanding rights but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Memorandum and Articles of Association. Immediately after the Public Offering, there were no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Memorandum and Articles of Association. However, our Memorandum and Articles of Association provides, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preference shares:

•	may significantly dilute the equity interest of investors in the Public Offering;

•	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

•

could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

Unlike in some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof, on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and other similar transactions, and subject to further adjustment as provided herein. However, if additional Class A ordinary shares or any other equity-linked securities are issued or deemed issued in excess of the amounts issued in the Public Offering and related to the closing of our initial business combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares outstanding upon completion of the Public Offering plus (ii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to our sponsor upon conversion of working capital loans, provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies has increased substantially. A number of potential targets for special purpose acquisition companies have already been acquired, and there are still many special purpose acquisition companies pursuing an initial business combination. As a result, fewer attractive targets may be available to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for targets may increase and, as a result, the terms of business combination transactions with available targets could become less favorable to us. Attractive transactions could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to us.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On May 6, 2021, our sponsor received 5,750,000 of our Founder Shares in exchange for the payment of $25,000 of deferred offering costs. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. On October 28, 2021, our sponsor surrendered and forfeited 1,437,500 Founder Shares for no consideration, following which our sponsor held 4,312,500 Founder Shares. On November 22, 2021, we issued 690,000 Founder Shares to our sponsor with such issue being made by way of a bonus share issue for no consideration, following which our sponsor holds an aggregate of 5,002,500 Founder Shares. On November 26, 2021, we surrendered and forfeited 150,000 Founder Shares which Mizuho then purchased for an aggregate purchase price of $500,000. As such, our sponsor and Mizuho own 20% of our issued and outstanding shares after the Public Offering. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 8,638,500 Private Placement Warrants, each exercisable for one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $8,638,500, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination.

The Founder Shares are identical to the Class A ordinary shares included in the units sold in the Public Offering except that (i) holders of the Founder Shares have the right to vote on the appointment of directors prior to our initial business combination, (ii) the Founder Shares are subject to certain transfer restrictions, (iii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination within 15 months from the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame) and (iv) the Founder Shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our Memorandum and Articles of Association.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the date that is 15 months after the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may issue notes or other debt securities, or to otherwise choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from the Public Offering and the sale of the Private Placement Warrants, $197,577,000 will be available to complete our business combination and pay related fees and expenses (which includes up to approximately $6,525,000 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders have redeemed their Class A ordinary shares.

Our Memorandum and Articles of Association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon consummation of our initial business combination (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend Memorandum and Articles of Association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. We cannot assure you that we will not seek to amend our Memorandum and Articles of Association or governing instruments or extend the time in which we have to consummate a business combination through amending our Memorandum and Articles of Association, each of which will require a resolution passed by the holders of a majority of our ordinary shares which are entitled to vote and are voted in a general meeting of our shareholders.

The provisions of our Memorandum and Articles of Association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least a majority of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Memorandum and Articles of Association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of our shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our Memorandum and Articles of Association provides that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of the Public Offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our Memorandum and Articles of Association or an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of at least a majority of our ordinary shares, being entitled to do so, who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of a majority of our ordinary shares. Should our insiders vote all their shares in favor of any such amendment, such amendment would not be approved regardless how public shares are voted. We may not issue additional securities that can vote on amendments to our Memorandum and Articles of Association. Our insiders and Mizuho, which collectively beneficially own 20% of our ordinary shares, will participate in any vote to amend our Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Memorandum and Articles of Association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Memorandum and Articles of Association.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some blank check companies, if:

(i)

we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per ordinary share (the “Newly Issued Price”);

(ii)

the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions); and

(iii)

the volume weighted average trading price of our ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our business combination (the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $10.20 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Certain agreements related to the Public Offering may be amended without shareholder approval.

Each of the agreements related to the Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial shareholders, sponsor, officers and directors; the registration rights agreement among us and our initial shareholders; the private placement warrants purchase agreement between us and our sponsor; and the amended and restated administrative services agreement between us and our sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our initial shareholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.20 per share on the liquidation of our Trust Account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares.

Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will appoint all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our sponsor and Mizuho own 20% of our issued and outstanding ordinary shares. In addition, the Founder Shares, all of which are held by our sponsor and Mizuho, will entitle our sponsor and Mizuho to appoint all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the appointment of directors during such time. The provisions of our Memorandum and Articles of Association relating to the appointment of directors may only be amended by resolution passed by at least a majority of the holders of shares (which shall include an absolute majority of the holders of Founder Shares) which are entitled to vote and are voted in a general meeting of our shareholders. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of its substantial ownership in our company, our sponsor may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Memorandum and Articles of Association and approval of major corporate transactions. If our sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its influence over these actions. Accordingly, our sponsor will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, investors should be aware that there is uncertainty as to whether the courts of the British Virgin Islands or any other applicable jurisdiction would recognize and enforce judgements of U.S. courts obtained against us or our directors or officers predicted upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the British Virgin Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state. It may be difficult or impossible for you to bring an action against us in the British Virgin Islands if you believe your rights under U.S. securities laws have been infringed.

We are a BVI company and, because judicial precedent regarding the rights of members is more limited under BVI law than that under U.S. law, you may have less protection for your shareholder rights than you would under U.S. law.

Our corporate affairs and the rights of our shareholders are governed by the Memorandum and Articles of Association, as amended and restated from time to time, the Companies Act and the common law of the BVI. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority members and the fiduciary responsibilities of our directors to us under BVI law are to a large extent governed by the common law of the BVI. The common law of the BVI is derived in part from comparatively limited judicial precedent in the BVI as well as that from English common law, which has persuasive, but not binding, authority on a court in the BVI. The rights of our shareholders and the fiduciary responsibilities of our directors under BVI law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the U.S. In particular, the BVI has a less exhaustive body of securities laws than the U.S. In addition, some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the BVI. There is no statutory recognition in the BVI of judgments obtained in the U.S., although the courts of the BVI will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as shareholders of a U.S. public company.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

If we are unable to consummate our initial business combination within 15 months of the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering we extend the period of time to consummate a business combination), our public shareholders may be forced to wait beyond such 15 months (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination).

If we are unable to consummate our initial business combination within 15 months from the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination), we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our Memorandum and Articles of Association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 15 months (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

We may not hold an annual general meeting of shareholders until after the consummation of our initial business combination. Our public shareholders will not have the right to appoint directors prior to the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial business combination. In addition, prior to our initial business combination, only holders of our Class B ordinary shares have the right to vote on the appointment of directors, including in connection with the completion of our initial business combination and holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

The nominal purchase price paid by our sponsor for the Founder Shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit and the amount in our Trust Account was initially funded at $10.20 per public share, implying an initial value of $10.20 per public share. However, prior to the Public Offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.005 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the Founder Shares are converted into public shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $197,577,000, which is the amount we would have for our initial business combination in the Trust Account after payment of $6,525,000 of deferred underwriting commissions, assuming no interest is earned on the funds held in the Trust Account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of $7.90 per share upon consummation of our initial business combination, which would be a 22.5% decrease as compared to the initial implied value per public share of $10.20 (the price per unit in the Public Offering, assuming no value to the public warrants).

Public shares	20,010,000
Founder shares	5,002,500

Total shares	25,012,500
Total funds in trust available for initial business combination (excluding deferred underwriting commissions)	$197,577,000
Initial implied value per public share	$10.20
Implied value per share upon consummation of initial business combination	$7.90

The value of the Founder Shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.20 per share.

Our sponsor has invested in us an aggregate of $8,663,500, comprised of the $25,000 purchase price for the Founder Shares and the $8,638,500 purchase price for the Private Placement Warrants. Assuming a trading price of $10.20 per share upon consummation of our initial business combination, the 5,002,500 Founder Shares would have an aggregate implied value of $39,519,750. Even if the trading price of our ordinary shares was as low as $1.73 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be equal to our sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination within 15 months from the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination). As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination within 15 months from the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination). There can be no assurance that we will complete a business combination by this time. If we do not complete our initial business combination within 15 months from the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination), (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject to our obligations under British Virgin Islands law to provide for claims of creditors and requirements of other applicable law.

Risks Relating to the Post-Business Combination Company

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We may continue or redomicile in another jurisdiction in connection with our initial business combination and such continuation or redomiciliation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, continue or redomicile in the jurisdiction in which the target company or business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the continuation or redomiciliation.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their shares. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to our Management Team

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under British Virgin Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Certain of our officers and directors have direct and indirect economic interests in us and/or our sponsor after the consummation of the Public Offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers and directors own membership interests in our sponsor and indirect interests in our Class B ordinary shares and Private Placement Warrants which may result in interests that differ from the economic interests of the investors in the Public Offering, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our sponsor and our public shareholders that may not be resolved in favor of our public shareholders.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our sponsor and officers and directors are, or may in the future become, affiliated with entities such as operating companies, investment vehicles, or another special purpose acquisition company) that are engaged in making and managing investments that may be competitive to us.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under British Virgin Islands law. Our Memorandum and Articles of Association provides that to the fullest extent permitted by applicable law, subject to his or her fiduciary duties under British Virgin Islands law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Members of our management team, our advisors and affiliated companies have been, and may from time to time be, associated with negative media coverage or public actions or become involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team and our advisors have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team, our advisors and affiliated companies have been, and may from time to time be, associated with negative media coverage or public actions or become involved in legal proceedings or governmental investigations unrelated to our business. Any such media coverage, public action, proceedings or investigations may be detrimental to our management team’s reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Memorandum and Articles of Association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 15 months from the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination), subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within 15 months from the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) is not completed for any reason, compliance with British Virgin Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond 15 months from the closing of the Public Offering (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) before they receive funds from our Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.20 per share.

The net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Warrants, in the amount of $204,102,000, are held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 180 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $204,102,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.20 per share.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are listed on Nasdaq. Our Class A ordinary shares and warrants are separately listed on Nasdaq. Although following the Public Offering, we meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Provisions in our Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Memorandum and Articles of Association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equal or exceed $18.00 per share (as adjusted for share splits, share capitalizations, subdivisions, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of our initial business combination) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders and provided that certain other conditions are met on the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth herein even if the holders are otherwise unable to exercise their warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we are not obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the Public Offering.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial business combination.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors, other purchasers of our founders’ units, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

The grant of registration rights to our sponsor, the representative and holders of our Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Our initial shareholders and their permitted transferees can demand that we register the Private Placement Warrants, the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, the Class A ordinary shares issuable upon conversion of the Founder Shares, the Class A ordinary shares included in the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such Class A ordinary shares, warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our sponsor, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.20 per share or which approximates the per-share amounts in our Trust Account at such time, which is generally approximately $10.20. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued 10,005,000 warrants to purchase 10,005,000 Class A ordinary shares as part of the units sold by the prospectus relating to the Public Offering and, simultaneously with the closing of the Public Offering, we issued in a private placement an aggregate of 8,638,500 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 Private Placement Warrants, at a price of $1.00 per warrant. To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion of these working capital loans into our securities could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Risks Relating to Acquiring and Operating a Business Outside of the U.S.

If we effect our initial business combination with a company located outside of the U.S., we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the U.S., we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•

deterioration of political relations with the U.S. which could result in any number of difficulties, both normal course such as above or extraordinary such as sanctions being imposed. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations after we acquire it, our results of operations may be negatively impacted following a business combination.

Managing a business, operations, personnel or assets in another country is challenging and costly. Management of the target business that we may hire (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Many countries, and especially those in emerging markets, have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries, including some of the emerging markets within the regions we will initially focus, are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies in developing markets we will initially focus on differ from the economies of most developed countries in many respects. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because our business objective includes the possibility of acquiring one or more operating businesses with primary operations in emerging markets we will focus on, changes in the exchange rate between the U.S. dollar and the currency of any relevant jurisdiction may affect our ability to achieve such objective. For instance, the exchange rates between the Turkish lira or the Indian rupee and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future. If the U.S. dollar declines in value against the relevant currency, any business combination will be more expensive and therefore more difficult to complete. Furthermore, we may incur costs in connection with conversions between U.S. dollars and the relevant currency, which may make it more difficult to consummate a business combination.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or remedies may be unavailable outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the U.S. Judiciaries in such jurisdiction may also be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Corporate governance standards in foreign countries may not be as strict or developed as in the U.S. and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with U.S. laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Companies in foreign countries may be subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a foreign company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. GAAP and there may be substantially less publicly available information about companies in certain jurisdictions than there is about comparable U.S. companies. Moreover, foreign companies may not be subject to the same degree of regulation as are U.S. companies with respect to such matters as insider trading rules, tender offer regulation, shareholder proxy requirements and the timely disclosure of information.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and shareholders’ rights for foreign corporations may differ from those that may apply in the U.S., which may make the consummation of a business combination with a foreign company more difficult. We therefore may have more difficulty in achieving our business objective.

Because a foreign judiciary may determine the scope and enforcement of almost all of our target business’ material agreements under the law of such foreign jurisdiction, we may be unable to enforce our rights inside and outside of such jurisdiction.

The law of a foreign jurisdiction, may govern almost all of our target business’ material agreements, some of which may be with governmental agencies in such jurisdiction. We cannot assure you that the target business or businesses will be able to enforce any of their material agreements or that remedies will be available outside of such jurisdiction. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our future operations.

A slowdown in economic growth in the markets that our business target operates in may adversely affect our business, financial condition, results of operations, the value of its equity shares and the trading price of our shares following our business combination.

Following the business combination, our results of operations and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in the markets where the business operates. The specific economy could be adversely affected by various factors such as political or regulatory action, including adverse changes in liberalization policies, business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors which may adversely affect our business, financial condition, results of operations, value of our equity shares and the trading price of our shares following the business combination.

Regional hostilities, terrorist attacks, communal disturbances, civil unrest and other acts of violence or war may result in a loss of investor confidence and a decline in the value of our equity shares and trading price of our shares following our business combination.

Terrorist attacks, civil unrest and other acts of violence or war may negatively affect the markets in which we may operate our business following our business combination and also adversely affect the worldwide financial markets. In addition, the countries we will focus on, have from time to time experienced instances of civil unrest and hostilities among or between neighboring countries. Any such hostilities and tensions may result in investor concern about stability in the region, which may adversely affect the value of our equity shares and the trading price of our shares following our business combination. Events of this nature in the future, as well as social and civil unrest, could influence the economy in which our business target operates, and could have an adverse effect on our business, including the value of equity shares and the trading price of our shares following our business combination.

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations following our business combination.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect our business, financial condition or results of operations following our business combination. The potential impact of a natural disaster on our results of operations and financial position is speculative, and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on a given economy. Although the long term effect of diseases such as the H5N1 “avian flu,” or H1N1, the swine flu, cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in our market could adversely affect our business, financial condition and results of operations following our business combination. We cannot assure you that natural disasters will not occur in the future or that our business, financial condition and results of operations will not be adversely affected.

Any downgrade of credit ratings of the country in which the company we acquire business may adversely affect our ability to raise debt financing following our business combination.

No assurance can be given that any rating organization will not downgrade the credit ratings of the sovereign foreign long-term debt of the country in which our business target operates, which reflect an assessment of the overall financial capacity of the government of such country to pay its obligations and its ability to meet its financial commitments as they become due. Any downgrade could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our future variable rate debt and our ability to access the debt markets on favorable terms in the future. This could have an adverse effect on our financial condition following our business combination.

Returns on investment in foreign companies may be decreased by withholding and other taxes.

Our investments will incur tax risk unique to investment in developing economies. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of income tax in a developing economy. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investments in such country may or may not be creditable on our income tax returns. We intend to seek to minimize any withholding tax or local tax otherwise imposed. However, there is no assurance that the foreign tax authorities will recognize application of such treaties to achieve a minimization of such tax. We may also elect to create foreign subsidiaries to effect the business combinations to attempt to limit the potential tax consequences of a business combination.

Certain Indian residents are members of the board of directors or appointed as officers of the Company. While all policies, strategies and material commercial decisions of the Company will be made by the board of directors collectively, outside of India, and none of the Indian residents (in their individual roles in the Company) have the power or authority to make decisions for the Company or significantly influence the decisions of the board of directors, the association of the Company with such Indian residents may expose the Company to the risk of being scrutinized by the tax authorities in India to determine whether the Company has a Place of Effective Management (“POEM”) in India for a specific financial year or a permanent establishment in India or business connection under the Indian Income Tax Act, 1961 (“Indian Tax Code”).

While POEM provisions are described under the Indian Tax Code, “permanent establishment” concept and provisions are generally contained under bilateral double taxation avoidance agreements (“International Tax Treaties”) that India has executed with multiple countries globally. India does not have an International Tax Treaty with the British Virgin Islands but it has an Agreement for Exchange of Information with respect to taxes with the British Virgin Islands. However, the Indian Tax Code contemplates a comparable concept of “business connection” which creates broadly similar taxability as permanent establishment creates under an International Tax Treaty. Under the Indian Finance Act, 2015, a company’s POEM is defined as “a place where key management and commercial decisions that are necessary for the conduct of the business of an entity as a whole are, in substance, made”. The guidance for determining POEM sets forth certain tests to determine if a company is engaged in active business outside India. The POEM of a company with active business outside India is presumed to be outside India if the majority of its board meetings are held outside India in the relevant financial year, subject to certain caveats contained in the Circulars issued by the Central Board of Direct Taxes, Ministry of Finance, Government of India. If a company does not qualify as having active business outside India, there is a two-stage process for determining its POEM. The first stage involves a determination of the people who make key management and commercial decisions for the business of the company as a whole. The second stage involves a determination of the place where such decisions are in fact made. To this end, factors such as whether the company’s head office is located outside India, where the board of directors meets and makes decisions and whether the board of directors delegates any of its authority to senior management for making commercial decisions related to the Company, are relevant. Additionally, Circular 8 of 2017 issued by the Central Board of Direct Taxes, Ministry of Finance, Government of India, provides an exemption from POEM regulations to any company incorporated outside of India with revenues of INR 500 million (approximately US$ 6.83 million based on an exchange rate of US$ 1.00 = INR 73.3 as of June 16, 2021) or less in a given financial year.

If it is determined by the Indian tax authorities that the Company has a POEM in India, the Company will be subject to tax in India on its global income and will be subject to all procedural requirements, including filing a tax return in India and making complying with certain tax withholding provisions. The applicable corporate tax rate for a domestic company is 22-25%, however, the Central Board of Direct Taxes, Ministry of Finance, Government of India, prescribes that a foreign company that is deemed to have a POEM in India will be 40% plus applicable surcharge and cess.

Alternatively, because of activities carried out by certain Indian residents in their capacity as members of the board of directors or officers of the Company, the Company may be determined by the Indian tax authorities to have a business connection in India under the Indian Income Tax Act. Such determination of business connection may result in taxation of income, which is attributable to operations carried on in India, at 40% plus applicable surcharge and cess.

Accordingly, a finding by the Indian tax authorities that the Company has a POEM or a business connection in India under the Indian Tax Code could have a material adverse effect on our business and results of operations.

Risks Relating to Our Corporate Structure

Because we are incorporated under the laws of the British Virgin Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are a company incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that the U.S. judgment:

•

the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

•	is final and for a liquidated sum;

•	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

•	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

•	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and

•	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a British Virgin Islands Court may give effect in the British Virgin Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

The courts of the British Virgin Islands are also unlikely:

•

to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and

•	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that, immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine or imprisonment.

General Risk Factors

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company established under the laws of the British Virgin Islands with no operating results, and we had not commenced operations until obtaining funding through the Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team, including their affiliates’ past performance, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. None of our officers or directors has had experience operating a blank check company in the past.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any December 31 before that time, in which case we would no longer be an emerging growth company as of the following June 30. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible. Our status as a smaller reporting company is determined annually. We will continue to qualify as a smaller reporting company through the following fiscal year as long as (i) the market value of our ordinary shares held by non-affiliates (measured as of the end of the second quarter of the then current fiscal year) does not exceed $250 million or (ii) our annual revenues for the most recently completed fiscal year do not exceed $100 million and the market value of our ordinary shares held by non-affiliates (measured as of the end of the second quarter of the then current fiscal year) does not exceed $700 million. If we exceed these thresholds, we will cease to be a smaller reporting company as of the first day of the following fiscal year.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our Class A ordinary shares and warrants.

Provisions in our Memorandum and Articles of Association and British Virgin Islands law may have the effect of discouraging lawsuits against our directors and officers.

Our Memorandum and Articles of Association provides for indemnification of our officers and directors. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We may engage one or more of our underwriters of our Public Offering or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of our initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Public Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of our initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law, including the laws of the BVI. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $935,802 in cash held outside the trust account to fund our working capital requirements. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or consummate an initial business combination will be successful. Management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our executive offices are located at 1230 Avenue of the Americas, 16th Floor, New York, NY 10020. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants are listed on the Nasdaq Global Market under the symbols “VHNAU,” “VHNA” and “VHNAW”, respectively.

Holders

As of March 21, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, two holders of record of our Class B ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the Founder Shares and Private Placement Warrants to our sponsor and our initial shareholders as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On November 22, 2021, our registration statement on Form S-l (File No. 333-260748) was declared effective by the SEC, and on November 23, 2021, the Company subsequently filed a registration statement on Form S-1 (File No. 333-261290) pursuant to Rule 462(b) under the Securities Act, which was effective immediately upon filing. On November 29, 2021 we consummated our Public Offering of 20,010,000 units, including the issuance of 2,610,000 units as a result of the underwriters’ full exercise of their over-allotment option, at an offering price to the public of $10.00 per unit for an aggregate offering price of $200,100,000. Each unit consists of one Class A ordinary share and one-half of one Warrant. Each whole Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share.

A total of $204,102,000, comprised of $195,463,500 of the proceeds from the Public Offering (which amount includes the deferred underwriting fee of $6,525,000) and $8,638,500 of the proceeds of the sale of the Private Placement Warrants, was placed in a Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. In addition, the underwriters agreed to defer approximately $6,525,000 in underwriting discounts, which amount will be payable when and if a business combination is consummated. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated November 24, 2021, which was filed with the SEC.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the British Virgin Islands on April 22, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from April 22, 2021 (inception) through December 31, 2021, we had a net loss of $215,218, which consisted primarily of formation and operating expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $935,802. Until the consummation of the Public Offering, our only source of liquidity was an initial purchase of ordinary shares by our sponsor and loans from our sponsor.

On November 29, 2021, we consummated the Public Offering of 20,010,000 Units, at a price of $10.00 per Unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 2,610,000 Units, generating gross proceeds of $200,100,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 8,638,500 Private Placement Warrants to our sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $8,638,500.

Following the Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $204,102,000 was placed in the Trust Account. We incurred $11,274,404 in transaction costs, including $3,480,000 of underwriting fees, $6,525,000 of deferred underwriting fees and $645,904 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to a mutually agreed amount of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the business combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a business combination will be successful within the business combination period. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one year from the issuance date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $20,000 for office space, utilities, and secretarial and administrative support services. On November 22, 2021, we entered into an Administrative Services Agreement with our sponsor, pursuant to which we agreed to pay our sponsor a monthly fee of $10,000. On March 11, 2022, we entered into the Amended and Restated Administrative Services Agreement, pursuant to which the monthly fee was increased to $20,000. This change was applied retroactively for the months of November and December. We will continue to incur these fees monthly until the earlier of the completion of our business combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.30 per unit, or $6,525,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Class A ordinary shares subject to possible redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the ordinary shares subject to possible redemption in the amount of $204,102,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with (i) the Public Offering, and (ii) the sale of Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The Company did not include any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company because to do so would be anti-dilutive as the Company had a loss for the period. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VAHANNA TECH EDGE ACQUSITION I CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Vahanna Tech Edge Acquisition I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vahanna Tech Edge Acquisition I Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from April 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on February 26, 2023, due to liquidation date being 15 months from the date of the Initial Public Offering, which is within the 12 months from issuance date, the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 31, 2022

VAHANNA TECH EDGE ACQUISITION I CORP.

BALANCE SHEET

December 31, 2021
ASSETS
Current assets:
Cash	$935,802
Prepaid expenses	239,740
Due from Sponsor	4,734

Total current assets	1,180,276
Prepaid expenses	91,817
Investments held in Trust Account	204,113,336

Total Assets	$205,385,429

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued offering costs	$349,109
Accrued expenses	158,930

Total current liabilities	508,039

Deferred underwriting fee	6,525,000

Total liabilities	7,003,039

Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 20,010,000 shares at redemption value ($10.20 per share)	204,102,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 20,010,000 shares subject to redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,002,500 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(5,750,110)

Total Shareholders’ Deficit	(5,749,610)

Total Liabilities and Shareholders’ Deficit	$205,385,429

The accompanying notes are an integral part of these financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.

STATEMENT OF OPERATIONS

For the Period From April 22, 2021 (inception) Through December 31, 2021
Formation and operating costs	$226,554

Operating loss	(226,554)

Unrealized gain on investments held in Trust Account	11,336

Total other income	11,336

Net loss	$(215,218)

Class A ordinary shares - weighted average shares outstanding, basic and diluted	2,903,335

Class A ordinary shares - Basic and diluted net loss per ordinary share	$(0.03)

Class B ordinary shares - weighted average shares outstanding, basic and diluted	5,002,500

Class B ordinary shares - Basic and diluted net loss per ordinary share	$(0.003)

The accompanying notes are an integral part of these financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD APRIL 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, as of April 22, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000
Surrender of Class B ordinary shares	(1,437,500)	(144)	144	—	—
Issuance of Class B ordinary shares	690,000	69	(69)	—	—
Issuance of Private Placement Warrants, net of offering costs	—	—	—	8,623,539	8,623,539
Fair Value of Public Warrants, net of offering costs	—	—	—	5,302,580	5,302,580
Remeasurement of Class A ordinary shares to redemption value	—	—	(24,500)	(19,461,011)	(19,485,511)
Net loss	—	—	—	(215,218)	(215,218)

Balance, as of December 31, 2021	5,002,500	$500	$—	$(5,750,110)	$(5,749,610)

The accompanying notes are an integral part of these financial statements.

VAHANNA TECH EDGE

ACQUISITION I CORP.

STATEMENT OF CASH FLOWS

For The Period From April 22, 2021 (inception) Through December 31, 2021
Cash flows from operating activities:
Net loss	$(215,218)
Adjustments to reconcile net loss to net cash provided by operating activities
Gain on assets held in Trust Account	(11,336)
Changes in operating assets and liabilities:
Prepaid expenses	(331,557)
Accrued offering costs	349,109
Accrued expenses	158,930

Net cash used in operating activities	(50,072)

Cash flows from investing activities:
Funds deposited into the Trust Account	(204,102,000)

Net cash used in investing activities	(204,102,000)

Cash flows from financing activities:
Proceeds from sale of units	200,010,000
Proceeds from sale of warrants	8,638,500
Offering costs	(4,085,626)
Proceeds from sale of Representative Shares	500,000
Proceeds from issuance of ordinary shares to Sponsor	25,000
Proceeds from sponsor note	300,000
Repayment of sponsor note	(300,000)
Proceeds from related party funding	332,026
Repayment of related party funding	(332,026)

Net cash provided by financing activities	205,087,874

Net change in cash	935,802
Cash at beginning of period	—

Cash at end of period	$935,802

Non-cash financing activities:
Deferred underwriting commissions	$6,525,000
Initial classification of Class A ordinary shares subject to possible redemption	$204,102,000
Remeasurement of ordinary shares subject to possible redemption	$19,485,511

The accompanying notes are an integral part of these financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Vahanna Tech Edge Acquisition I Corp. (the “Company”) was incorporated in the British Virgin Islands on April 22, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering (the “Registration Statement”) was declared effective on November 22, 2021. On November 26, 2021, the Company consummated the Initial Public Offering of 20,010,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,100,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,638,500 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement transaction to Vahanna LLC (the “Sponsor”).

Additionally, simultaneously with the closing of the Initial Public Offering, pursuant to a Subscription Agreement, dated November 22, 2021, by and between the Company and Mizuho Securities USA LLC, the representative of the underwriters (the “representative”), the Company completed the private sale of an aggregate of 150,000 Class B ordinary shares of the Company, par value $0.0001 per share (the “Representative Shares”), at a purchase price of approximately $3.33 per Representative Share, generating gross proceeds to the Company of $500,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Representative Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) (see Notes 5 and 6).

Following the closing of the Initial Public Offering on November 26, 2021, an amount of $204,102,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement (as defined in Note 4) was placed in the Trust Account (as defined below). The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

As of November 26, 2021, transaction costs amounted to $11,274,404 consisting of $3,480,000 of underwriting fees, $6,525,000 of deferred underwriting fees, $645,904 of Initial Public Offering costs and $623,500 representing the excess of fair value over the purchase price of Founder Shares purchased by the underwriter (see Note 5). These costs were charged to additional paid-in capital upon completion of the Initial Public Offering. As described in Note 6, the $6,525,000 deferred underwriting commission is contingent upon the consummation of a Business Combination within 15 months of the Initial Public Offering, unless the time period to consummate a Business Combination is extended pursuant to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, $10.20 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s Memorandum and Articles of Association. In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. Because of the redemption feature noted above, the Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as temporary equity on the balance sheet until such date that a redemption event takes place.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives a resolution under British Virgin Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months from the closing of the Initial Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial Business Combination but have not completed the initial Business Combination within such 15-month period, or up to 21 months from the Initial Public Offering if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the business combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a business combination will be successful within the combination period. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one year from the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Investments held in the Trust Account

Investments held in the Trust Account was $204,113,336 at December 31, 2021.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $11,274,404 consist principally of costs incurred in connection with preparation for the Initial Public Offering.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the ordinary shares subject to possible redemption in the amount of $204,102,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by changes against additional paid-in capital and accumulated deficit.

As of December 31, 2021, Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$200,100,000
Less:
Proceeds allocated to Public Warrants	(5,599,898)
Offering costs related to Class A ordinary shares subject to possible redemption	(10,338,625)
Plus:
Accretion of Class A ordinary shares to redemption amount	19,940,523

Class A ordinary shares subject to possible redemption	$204,102,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The Company did not include any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company because to do so would be anti-dilutive as the Company had a loss for the period. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Period from April 22, 2021 (inception) through December 31, 2021
	Class A ordinary shares subject to possible redemption	Class B ordinary shares not subject to possible redemption
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(79,500)	$(135,718)
Denominator:
Basic and diluted weighted average shares outstanding	2,930,335	5,002,500

Basic and diluted net loss per ordinary share	$(0.03)	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on September 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,010,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary shares and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) to the Sponsor of an aggregate of 8,638,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($8,638,500). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Additionally, simultaneously with the closing of the Initial Public Offering, pursuant to a Subscription Agreement, dated November 22, 2021, by and between the Company and the representative, the Company completed the private sale of an aggregate of 150,000 Class B ordinary shares of the Company, par value $0.0001 per share, at a purchase price of approximately $3.33 per Representative Share, generating gross proceeds to the Company of $500,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Representative Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act (see Notes 5 and 6).

A portion of the proceeds from the Private Placement Warrants and the Representative Shares was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5 — RELATED PARTIES

Founder Shares

On May 6, 2021, the Sponsor received 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for the payment of $25,000 of deferred offering costs. On October 28, 2021, the Sponsor surrendered and forfeited 1,437,500 Founder Shares for no consideration, following which the Sponsor held 4,312,500 Founder Shares. On November 22, 2021, the Company issued 690,000 Founder Shares to the Sponsor with such issue being made by way of a bonus share issue for no consideration, following which the Sponsor holds an aggregate of 5,002,500 Class B Founder Shares. The Sponsor surrendered and forfeited 150,000 Founder Shares at no cost, and the representative purchased 150,000 Founder Shares, for an aggregate purchase price of $500,000, in connection with the closing of the Initial Public Offering (see Note 6). The Company accounted for the excess ($623,500) of fair value ($1,123,500) over the purchase price ($500,000) as an offering cost with an offset to additional paid-in capital.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On June 30, 2021, the Sponsor granted units to three of the Company’s directors equivalent to 75,000 founder shares which will be convertible into Class A ordinary shares following the consummation of the Company’s initial business combination which is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the units were deemed to be de minimis. The units were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the units is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined that a business combination is not considered probable and therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination) in an amount equal to the number of units times the grant date fair value per share.

Services Agreement

The Sponsor entered into a services agreement with Indus Global Techventures LLP (“Indus LLP”), which is controlled by the Company’s Chief Executive Officer and Chairman of the Board. The terms of the agreement require the Sponsor to pay a fixed monthly retainer fee in the amount of $10,000 to formulate an investment and marketing strategy and explore potential targets for a business combination on behalf of the Company. In addition, the Sponsor provided for a success fee that would entitle Indus LLP to distributions attributable to 11.24% of the total fully diluted units of the Sponsor upon a successful business combination.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 15 months (or 18 months from the closing of the Initial Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial Business Combination but have not completed the initial Business Combination within such 15-month period, or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. On March 11, 2022, the monthly fee was increased to $20,000 in consideration of certain analytical services performed by the Sponsor. This change was applied retroactively for the months of November and December. As such, $40,000 was incurred for the period ended December 31, 2021 related to these services. The analytical services performed by the Sponsor are provided through an entity controlled by the Company’s Chairman and the Company’s Chief Executive Officer.

Promissory Note — Related Party

On May 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2021, there was $0 outstanding under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there was no amount outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. Notwithstanding the foregoing, the registration rights relating to the Founder Shares and the Private Placement Warrants held by the representative shall comply with the requirements of FINRA Rule 5110(g)(8)(B)-(D), namely that the representative may not exercise its demand and “piggy-back” registration rights after five and seven years, respectively, from the Initial Public Offering and may not exercise its demand right on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Representative’s Ordinary Shares

The Sponsor surrendered and forfeited 150,000 Founder Shares at no cost, and the representative purchased 150,000 Founder Shares, for an aggregate purchase price of $500,000, in connection with the closing of the Initial Public Offering. The representative will be subject to the same restrictions and other agreements of the Sponsor with respect to the Founder Shares. The Founder Shares purchased by the representative will not, however, be subject to the same concessions as those applied to the Founder Shares held by the Sponsor in accordance with the terms of a business combination.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 2,610,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The over-allotment option was exercised in full.

The underwriters received a cash underwriting discount of $3,480,000 in the aggregate, payable upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $6,525,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were no Class A ordinary shares issued or outstanding (excluding the 20,010,000 shares recorded as temporary equity).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 5,002,500 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial Business Combination, we may enter into a shareholders’ agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

Public Warrants — Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the effective date of the Registration Statement for the Initial Public Offering and 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary share issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

•

if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, other that would have required adjustment or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Karan Puri	58	Chief Executive Officer

Saurav Adhikari	63	Chairman

Raahim Don	45	Chief Financial Officer

Ajay Shah	62	Director

Diane B. Glossman	66	Director

Abha Kumar	69	Director

Rangarajan Sundaram	60	Director

Karan Puri, Chief Executive Officer

Karan Puri, our Chief Executive Officer, is an entrepreneur, investor and global business leader with rich and varied experience in the technology sector. He co-founded Axiscades (formerly called IT&T), India’s leading IT infrastructure management services company, in 1990, and took it public at the age of 37 before selling a part of the business in 2003 to iGate Corp. (now part of Cap Gemini). As an entrepreneur, Mr. Puri was also instrumental in setting up several new businesses like India’s first computerized cross-location ticketing network as a joint venture with Tickets.com UK. He also set up a technology incubation center in partnership with the Indian Institute of Technology (IIT), Delhi. He has more than 30 years of experience in global executive and leadership positions in IT and technology enabled services sectors across India, Europe and the United States. He has consistently managed shareholders and analysts for global IT players bringing credibility and experience in raising funds in the capital markets, both in India and the United States.

He was a senior leader with DXC Technology (formed through the merger of CSC and HP Services), where he was Executive Vice President and General Manager managing the Americas geography with approximately US$10 billion in revenue for the year ended March 31, 2019 and approximately 70,000 employees as of March 31, 2019, across operations in the United States, Canada, Mexico, Chile, Argentina, Columbia, Venezuela, Brazil and India. Prior to DXC, he was a Senior Corporate Officer at HCL Technologies (“HCL”) (one of the leading India based IT services companies with revenue in excess of US$10 billion for the year ended March 31, 2021 and market capitalization of approximately US$34.5 billion as of May 21, 2021), managing the business in the United States, with revenue in excess of US$3 billion for the year ended March 31, 2017, and earlier in Europe as well, across several industry verticals. He has an MBA in Marketing and Economics and a Bachelor’s degree in science from Punjab University, India. Mr. Puri has served as our Chief Executive Officer since June, 2021.

Saurav Adhikari, Chairman

Saurav Adhikari, Chairman of our board of directors, is a senior global business leader with ~4 decades of deep domain expertise in global businesses, across technology, FMCG, and consumer durables sectors in global markets. During the last two decades in the technology sector with HCL, he was the founding President of HCL’s startup corporate networking firm, led a team that established what has now become a multi-hundred million dollar IT enabled services (“ITES”) business as President of HCL’s BPO North American business, and worked on several multi-hundred million dollar inorganic investments in technology and software, including the acquisition of Actian (transaction value $330 million), carve-outs of multiple IBM product suites, joint venture of HCL – CSC and acquisition of 51% ownership in BPO and Software joint venture DSL Software in India. This helped HCL to pivot to a leading intellectual property (“IP”)—led solutions company. He has built deep access in global private equity and VC firms, while creating large, successful, value-based partnerships between HCL and private equity owned technology and technology enabled businesses, which are considered groundbreaking in the industry. At HCL, he held various executive positions, the last being President, Corporate Strategy, working directly with the Founder & Chairman with oversight across the group’s business, as well as the not-for-profit Shiv Nadar Foundation.

Mr. Adhikari is a board member of Goodricke Group Ltd (publicly listed in India) and Bridgeweave Ltd, UK, an AI based Fintech. He works as a technology advisor and investor with interests across AI based fintech and healthcare firms, as well as analytics, IoT and logistics firms. He also serves as a Senior Advisor to the Shiv Nadar Foundation’s not for profit institutions and is an Executive Council member of the Shiv Nadar University. His prior experience also includes several global senior leadership and executive roles across Unilever, PepsiCo and Groupe SEB. Mr. Adhikari received his MBA from Bombay University, and a Bachelor’s in Arts (Honors) in Economics from Delhi University, India, and an AMP from INSEAD Fontainebleau, France. Mr. Adhikari has served as our Chairman since June, 2021.

Raahim Don, Chief Financial Officer

Raahim Don, our Chief Financial Officer, is a private equity veteran with decades of experience. Mr. Don has primarily aided middle market companies through their growth stage and expanded them into international and emerging markets (both in the public and private arena). Mr. Don has a track record of investing in disruptive technology companies and has extensive experience as a board director.

Since 2015, Mr. Don has served as the Chief Investment Officer of Lasso Capital Partners Management. Mr. Don also was the interim CFO and is currently an Investment Committee Member and non-executive Board member for a large NYC real estate family office, Delshah Capital, that he helped take public. Mr. Don also founded WBG Wealth Management to help single and multi-family offices with their direct investment and special situations needs. Prior to that, he founded Saffron Capital, a cross-border private equity fund and was previously a managing director at Marco Polo Partners. Mr. Don started his career at Credit Suisse (First Boston) in investment banking during the technology boom.

Mr. Don holds a Master of Science. in Information Systems from the London School of Economics & Political Science and a Bachelor of Science in Economics from the University of Manchester. Mr. Don has served as our Chief Financial Officer since October, 2021.

Ajay Shah, Director

Ajay Shah, our director, joined Silver Lake, a global private equity investment firm in 2007, and was the co-founder and Managing Partner of the firm’s middle market growth fund, Silver Lake Sumeru. Mr. Shah served as Chairman of the Board of SMART Global Holdings, a publicly held Silver Lake portfolio company (Nasdaq: SGH). He previously served as President and Chief Executive Officer of SGH from February 1989 to December 2000 and then again from June 2018 to August 2020. He was a co-founder of the company in 1989. He also currently serves on the boards of directors of a number of private technology companies including Maui Greens, Mercury Healthcare and Vast Data. Mr. Shah previously served on the boards of many public and private technology companies including Magellan Navigation, Inc., AVI-SPL, Inc., CMAC MicroTechnology, Flex, Ingenient Technologies Inc., Power-One, Inc., PulseCore Semiconductor, Spansion Inc and others. In the not-for-profit sector, he serves on the board of the National Audubon Society and the governing board of the Indian School of Business (ISB).

Mr. Shah has a B.S. in Engineering from the University of Baroda, India and an M.S. degree in Engineering Management from Stanford University. Mr. Shah has served as our director since November, 2021.

Diane B. Glossman, Director

Diane B. Glossman, our director, spent 25 years as a research analyst, retiring as a Managing Director and head of U.S. bank and brokerage research at UBS. Prior to UBS, Ms. Glossman was co-head of global bank research and head of internet financial services research at Lehman Brothers, and prior to that at Salomon Brothers for nine years where she was co-head of U.S. bank stock research. Over her sell side research career, she specialized in money center banks, trust banks and broker dealers, covering all aspects of banking, fintech and financial services. She was a multiple-time member of Institutional Investor’s All-America Research Team. During her decade on the buy-side, she was responsible for coverage of all financials along with a variety of other industry sectors. She has served as a member of the Board of Directors and Audit Committee of Barclays Bank Delaware since June 2016 and chaired the Audit Committee since December 2018. She has also served as a member of the advisory board of Barclays US LLC since its inception in April 2015, and since the advisory board’s upgrade into the Board of Directors, a member of the Board of Directors, Audit Committee Chair and member of the Governance Committee. In addition, she has served as a member of the Board of Directors and various committees of Live Oak Bancshares since August 2014, a North Carolina-based bank with more than US$8 billion of assets as of March 2021, and assisted in its initial public offering.

Ms. Glossman’s previous board experience includes serving on the Board of Directors of WMI Holding, Ambac Assurance and QBE NA. In addition to her directorships, Ms. Glossman has also worked as an independent consultant with a number of banks in the U.S. and U.K. on projects relating to strategy, business execution, and investor communications. Ms. Glossman received a B.S. in finance and health care administration from the Wharton School. Ms. Glossman has served as our director since November, 2021.

Abha Kumar, Director

Abha Kumar, our director, has over 30 years of operational experience delivering technology at enterprise scale at The New York Times, Dow Jones & Co. , and most recently at Vanguard ($7.6 trillion of assets under management as of January 31, 2021. She is experienced in the fields of risk mitigation, cyber, cloud, and emerging technologies such as artificial intelligence (“AI”) / machine learning (“ML”), blockchain, virtual and augmented reality. At Vanguard (2007-2019), as Principal, she served as CIO for corporate and international and head of the first offshore shared services at Vanguard, where she established and led the first shared-services business unit with eight centers in Europe and Asia. Prior to her role at Vanguard, Ms. Kumar was Vice President and Divisional CIO at Dow Jones & Co. (1999-2007), creating innovative strategies to drive change and reduce operating costs. Prior to that, she was Group Director at The New York Times (1986-1999), where she co-led a program to consolidate and modernize financial and HR functions. Currently, she serves on the Advisory Board of Shopelier (startup in e-commerce) and Shanti Bhavan (nonprofit residential education program for children from disadvantaged communities in India).

During her time at Vanguard, Ms. Kumar founded LEAP (Leadership and Engagement for Asian Professionals) and served on Vanguard’s corporate Diversity Leadership Team and Talent Oversight Team for seven years. She speaks internationally on diversity, leadership and the future of work. She received the Inspirational Women Leaders award by Roshni Media and the 2018 American Business Association’s Gold Stevie® award for “Visionary for Creating Ecosystems of Tomorrow”. Ms. Kumar graduated from Birla Institute of Technology and Science, Pilani, India and has a Masters from Tata Institute of Social Sciences, Mumbai, India. Ms. Kumar has served as our director since October, 2021.

Rangarajan Sundaram, Director

Rangarajan Sundaram, our director, has over 30 years of academic experience with a deep finance research background and is currently at NYU Stern School of Business as the Dean and Professor of Credit and Debt Markets. His experience in finance spans a number of areas including corporate finance, derivatives pricing, agency problems, executive compensation and credit risk. He has also published extensively in mathematical economics, decision theory, and game theory with his research appearing in leading academic journals in finance and economics, as well as in several practitioner-oriented journals. As Dean and Vice Dean previously, he has overseen NYU Stern’s entry into online education and the establishment of several new, high-profile initiatives at the intersection of entrepreneurship and technology. He has been the recipient of several prestigious awards during his time at NYU Stern, including the inaugural Stern’s Distinguished Teaching Award in 2007.

Prior to joining NYU Stern in 1996, Mr. Sundaram was on the faculty of the University of Rochester from 1988-96. He received a Bachelor of Arts degree in economics from the University of Madras, India, an MBA from the Indian Institute of Management, Ahmedabad, and a PhD in economics from Cornell University. Mr. Sundaram has served as our director since October, 2021.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Holders of our Founder Shares have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. Prior to a business combination, the provisions of our Memorandum and Articles of Association relating to the appointment of directors may only be amended by resolution passed by at least a majority of the holders of shares (which shall include an absolute majority of the holders of Founder Shares) which are entitled to vote and are voted in a general meeting of our shareholders provided that such majority includes the affirmative vote of a majority of our Class B ordinary shares which are entitled to vote. Each of our directors will hold officer for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our Founder Shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Memorandum and Articles of Association as it deems appropriate. Our Memorandum and Articles of Association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of Diane B. Glossman, Abha Kumar and Rangarajan Sundaram are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Our board of directors has two standing committees: an audit committee and a compensation committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

We established an audit committee of the board of directors. The members of our audit committee are Diane B. Glossman, Abha Kumar and Rangarajan Sundaram. Ms. Glossman serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Glossman qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of the board of directors. The members of our Compensation Committee are Abha Kumar, Diane B. Glossman and Rangarajan Sundaram. Ms. Kumar serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $20,000 per month, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Nasdaq Rule 5605(e)(2), a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ms. Kumar, Ms. Glossman and Mr. Sundaram. In accordance with Nasdaq Rule 5605(e)(1)(A), all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting of the company (or, if applicable, an extraordinary general meeting of the company). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our Memorandum and Articles of Association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to the registration statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and Nasdaq. Such executive officers, directors and shareholders also are required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during the period ending December 31, 2021, we believe that for such period, all required reports were filed on a timely basis under Section 16(a), except that our sponsor had one report relating to the Public Offering that was inadvertently filed two days late on November 24, 2021.

ITEM 11. EXECUTIVE COMPENSATION.

None of our executive officers or directors has received any cash compensation for services rendered. We will pay our sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease making these payments. Our sponsor, its service providers, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred or such agreed-upon compensation as contracted in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

It is possible that some or all of our officers and directors may negotiate employment or consulting arrangements with the post-transaction company after our initial business combination. Any such arrangements will be disclosed in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders in connection with a proposed business combination, to the extent they are known at such time.

The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that such arrangements will be a determining factor in our decision to proceed with any potential business combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table presents the number of shares and percentage of our ordinary shares owned by our initial shareholders after the Public Offering:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

The following table is based on 25,012,500 ordinary shares outstanding at March 31, 2022, of which 20,010,000 were Class A ordinary shares and 5,002,500 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Vahanna LLC(2)(3)	4,852,500	19.4%
Karan Puri	—	—
Raahim Don	—	—
Saurav Adhikari	—	—
Ajay Shah	—	—
Diane B. Glossman	—	—
Rangarajan Sundaram	—	—
Abha Kumar	—	—
Highbridge Capital Management, LLC(4)	1,566,179	6.3%
Saba Capital Management, L.P. (5)	1,675,000	6.6%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(6)	1,250,000	5.0%
All officers and directors as a group (seven individuals)	—	—

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1230 Avenue of the Americas, 16th Floor, New York, NY 10020.

(2)

Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.

(3)

Our sponsor is the record holder of such shares. Vinode Ramgopal and Akshaya Bhargava are the managers of our sponsor, and as such may be deemed to have shared beneficial ownership of the ordinary shares held directly by our sponsor. Each of Mr. Ramgopal and Mr. Bhargava disclaims any beneficial ownership of the shares held by our sponsor, except to the extent of his pecuniary interest therein.

(4)

According to a Schedule 13G/A filed on February 9, 2022, on behalf of Highbridge Capital Management, LLC, the aforementioned entity has beneficial ownership of the securities reported above and the business address of such entity is 277 Park Avenue, 23rd Floor, New York, NY 10172.

(5)

According to a Schedule 13G/A filed on February 14, 2022, on behalf of Saba Capital Management, L.P., Saba Capital Management GP, LLC and Boaz R. Weinstein, the aforementioned persons have beneficial ownership of the securities reported above and the business address of each such person is 405 Lexington Avenue, 58th Floor, New York, NY 10174.

(6)

According to a Schedule 13G filed on February 8, 2022, on behalf of Calamos Market Neutral Income Fund, a series of Calamos Investment Trust, the aforementioned entity has beneficial ownership of the securities reported above and the business address of each such person is 2020 Calamos Court, Naperville, IL 60563.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On May 6, 2021, our sponsor received 5,750,000 Founder Shares in exchange for the payment of $25,000 of deferred offering costs. On October 28, 2021, our sponsor surrendered and forfeited 1,437,500 Founder Shares for no consideration, following which our sponsor held 4,312,500 Founder Shares. On November 22, 2021, we issued 690,000 Founder Shares to our sponsor with such issue being made by way of a bonus share issue for no consideration, following which our sponsor holds an aggregate of 5,002,500 Founder Shares. On November 26, 2021, we surrendered and forfeited 150,000 Founder Shares which Mizuho then purchased for an aggregate purchase price of $500,000. The number of Founder Shares outstanding was determined based on our expectation that the total size of the Public Offering would be a maximum of 20,010,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Public Offering.

Our sponsor purchased an aggregate of 8,638,500 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $8,638,500 in the aggregate, in a private placement that closed simultaneously with the closing of the Public Offering. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares or Private Placement Warrants, which will expire worthless if we do not consummate a business combination within the allotted 15-month period (or an 18-month period from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to a 21-month period from the closing of the Public Offering if we extend the period of time to consummate a business combination).

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under British Virgin Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us, in accordance with applicable laws.

On March 11, 2022, we entered into an Amended and Restated Administrative Services Agreement with our sponsor pursuant to which we now pay a total of $20,000 per month for office space, administrative and support services to our sponsor. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 15 months (or 18 months from the closing of the Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period, or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination), our sponsor will be paid a total of $280,000 (representative of the $10,000 per month paid for the first two months under the Administrative Services Agreement and $20,000 per month for the remaining 13 months) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the initial holders. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Registration Rights

The holders of Founder Shares and Private Placement Warrants will be entitled to registration rights pursuant to a registration rights agreement signed on November 22, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial business combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Warrants, and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our initial business combination. Notwithstanding the foregoing, the registration rights relating to the Founder Shares and the Private Placement Warrants held by the representative shall comply with the requirements of FINRA Rule 5110(g)(8)(B)-(D), namely that the representative may not exercise its demand and “piggy-back” registration rights after five and seven years, respectively, from the commencement of sales of the Public Offering and may not exercise its demand right on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services

We will reimburse our sponsor and its affiliates for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $20,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Public Offering. Upon completion of our business combination or liquidation, we will cease paying these monthly fees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the period from April 22, 2021 (inception) through December 31, 2021, and of services rendered in connection with the Public Offering, totaled $145,179.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from April 22, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for services relating to tax compliance, tax planning and tax advice for the period from April 22, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum for other services for the period from April 22, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of the Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit	Description

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260748), filed with the SEC on November 4, 2021).

4.2	Specimen Class A Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260748), filed with the SEC on November 4, 2021).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260748), filed with the SEC on November 4, 2021).

4.4	Warrant Agreement between Vahanna Tech Edge Acquisition I Corp. and Continental Stock Transfer & Trust Company, dated as of November 22, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021).

4.5	Description of Securities.

10.1	Letter Agreement, dated November 22, 2021, by and among the Company, its executive officers, its directors and Vahanna LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021).

10.2	Investment Management Trust Agreement, dated November 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021).

10.3	Registration Rights Agreement, dated November 22, 2021, by and among the Company, Vahanna LLC, Mizuho Securities USA LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021).

10.4	Private Placement Warrants Purchase Agreement, dated November 22, 2021, by and between the Company and Vahanna LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021).

10.5	Amended and Restated Administrative Services Agreement, dated March 11, 2022, by and between the Company and Vahanna LLC.

14.1	Code of Ethics (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260748), filed with the SEC on November 4, 2021).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022

VAHANNA TECH EDGE ACQUISITION I CORP.

By:	/s/ Karan Puri
Name: Karan Puri
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Saurav Adhikari	Chairman	March 31, 2022

/s/ Karan Puri	Chief Executive Officer	March 31, 2022

(Principal Executive Officer)

/s/ Raahim Don	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022

/s/ Ajay Shah	Director	March 31, 2022

/s/ Diane B. Glossman	Director	March 31, 2022

/s/ Abha Kumar	Director	March 31, 2022

/s/ Rangarajan Sundaram	Director	March 31, 2022