Form 10-Q
period 2022-03-31
Vahanna Tech Edge Acquisition I Corp.
filed 2022-05-16
CIK 1868640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:
001-41094

VAHANNA TECH EDGE ACQUISITION I CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1600102
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
1230 Avenue of the Americas, 16
th
Floor
New York, NY, 10020
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (347)
745-6448
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	VHNAU	The Nasdaq Stock Market, LLC
Class A ordinary share, par value $0.0001 per share	VHNA	The Nasdaq Stock Market, LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	VHNAW	The Nasdaq Stock Market, LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 15 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes
☒
    No
☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 15 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):     Yes  ☒    No  ☐
As of May 13, 20
22, there were 20,010,000 Class A ordinary shares, $0.0001 par value per share, and 5,002,500 Class B ordinary shares, $0.0001 par value per share, outstanding.

VAHANNA TECH EDGE ACQUISITION I CORP.
Quarterly Report on Form
10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
VAHANNA TECH EDGE ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$290,843	$935,802
Prepaid expenses	237,865	239,740
Due from Sponsor	4,734	4,734

Total current assets	533,442	1,180,276
Prepaid expenses	34,030	91,817
Investments held in Trust	204,219,077	204,113,336

Total Assets	$204,786,549	$205,385,429

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued offering costs	$5,000	$349,109
Accrued expenses	67,039	158,930

Total Current Liabilities	72,039	508,039
Deferred underwriting fee	6,525,000	6,525,000

Total Liabilities	6,597,039	7,033,039

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 20,010,000 shares at redemption value ($10.20 per share)	204,102,000	204,102,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 20,010,000 shares subject to redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,002,500 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(5,912,990)	(5,750,110)

Total Shareholders’ Deficit	(5,912,490)	5,749,610

Total Liabilities, Redeemable Shares and Shareholders’ Deficit	$204,786,549	$205,385,429

The accompanying notes are an integral part of these
unaudited
condensed financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

For the Three Months Ended March 31, 2022
General and administrative expenses	$208,621
Administration fee – related party	60,000

Total expenses	268,621

Other Income
Unrealized gains on investments held in Trust Account	105,741
Total other income	105,741

Net loss	$(162,880)

Class A ordinary shares - weighted average shares outstanding, basic and diluted	20,010,000

Class A ordinary shares - Basic and diluted net loss per share	$(0.01)

Class B ordinary shares - weighted average shares outstanding, basic and diluted	5,002,500

Class B ordinary shares - Basic and diluted net loss per share	$(0.01)

The accompanying notes are an integral part of these
unaudited
condensed financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

	Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, January 1, 2022	5,002,500	$500	$—	$(5,750,110)	$5,749,610
Net loss	—	—	—	(162,880)	(162,880)

Balance, March 31, 2022	5,002,500	$500	$—	$(5,912,990)	$(5,912,490)

The accompanying notes are an integral part of these
unaudited
condensed financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31, 2022
Cash flows from operating activities:
Net loss	$(162,880)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized gains on investments held in the Trust	(105,741)
Changes in operating assets and liabilities:
Prepaid expenses	59,662
Accrued offering costs	(344,109)
Accrued expenses	(91,891)

Net cash used in operating activities	(644,959)

Net change in cash	(644,959)
Cash at beginning of period	935,802

Cash at end of period	$290,843

The accompanying notes are an integral part of these
unaudited
condensed financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
As of November 26, 2021, transaction costs amounted to $11,274,404 consisting of $3,480,000 of underwriting fees, $6,525,000 of deferred underwriting fees, $645,904 of Initial Public Offering costs and $623,500 representing the excess of fair value over the purchase price of Founder Shares purchased by the underwriter (see Note 5). These costs were charged to additional paid-in
capital upon completion of the Initial Public Offering. As described in Note 6, the $6,525,000 deferred underwriting commission is contingent upon the consummation of a Business Combination within 15 months of the Initial Public Offering (or 18 months from the closing of the Initial Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial Business Combination but have not completed the initial Business Combination within such
15-month
period, or up to 21 months from the Initial Public Offering if the Company extends the period of time to consummate a Business Combination), unless the time period to consummate a Business Combination is extended pursuant to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”).
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, $10.20 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, was held in the trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern Consideration
In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.
Risks and Uncertainties
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
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
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.
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
Investments held in the Trust Account
Investments held in the Trust Account were $204,219,077 and $204,113,336 at March 31, 2022 and December 31, 2021
,
 respectively.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $11,274,404 consist principally of costs incurred in connection with preparation for the Initial Public Offering.
Class A ordinary shares subject to possible redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the ordinary shares subject to possible redemption in the amount of $204,102,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022
	Class A	Class B
	ordinary	ordinary
	shares	shares not
	subject to	subject to
	possible	possible
	redemption	redemption
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(130,304)	$(32,576)
Denominator:
Basic and diluted weighted average shares outstanding	20,010,000	5,002,500

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets as of March 31, 2022 and December 31, 2021, primarily due to their short-term nature.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
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
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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
NOTE 4 — PRIVATE PLACEMENTS
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) to the Sponsor of an aggregate of 8,638,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (generating gross proceeds of $8,638,500). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.
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
NOTE 5 — RELATED PARTIES
Founder Shares
On May 6, 2021, the Sponsor received 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for the payment of $25,000 of deferred offering costs. On October 28, 2021, the Sponsor surrendered and forfeited 1,437,500 Founder Shares for no consideration, following which the Sponsor held 4,312,500 Founder Shares. On November 22, 2021, the Company issued 690,000 Founder Shares to the Sponsor with such issue being made by way of a bonus share issue for no consideration, following which the Sponsor holds an aggregate of 5,002,500 Class B Founder Shares. The Sponsor surrendered and forfeited 150,000 Founder Shares at no cost, and the representative purchased 150,000 Founder Shares, for an aggregate purchase price of $500,000, in connection with the closing of the Initial Public Offering (see Note 6). The Company accounted for the excess $623,500 of fair value $1,123,500 over the purchase price $500,000 as an offering cost with an offset to additional paid-in
capital.
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
15
months
(or
18
months
from the closing of the Initial Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial Business Combination but have not completed the initial Business Combination within such
15
-month
period, or up to
21
months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. On March 11, 2022, the monthly fee was increased to $20,000 in consideration of certain analytical services performed by the Sponsor. This change was applied retroactively for the months of November and December. As such, $60,000 was incurred and paid to the Sponsor
for the three months ended March 31, 2022 related to these services. The analytical services performed by the Sponsor are provided through an entity controlled by the Company’s Chairman and the Company’s Chief Executive Officer.

Promissory Note — Related Party
On May 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was $0 outstanding under the Promissory Note.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding (excluding the 20,010,000 shares recorded as temporary equity).
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,002,500 Class B ordinary shares issued and outstanding.
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
NOTE 8 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
References to “Vahanna,” “our,” “us” or “we” refer to Vahanna Tech Edge Acquisition I Corp. The following discussion and analysis of Vahanna’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained in Item 1 of this Quarterly Report on Form
10-Q.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-Q.
Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company formed under the laws of the British Virgin Islands on April 22, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income
in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended March 31, 2022, we had a net loss of $162,880, which consisted primarily of formation and operating expenses.
Liquidity and Capital Resources
As of March 31, 2022, we had cash of $290,843. Subsequent to the consummation of the Initial Public Offering, our liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

On November 29, 2021, we consummated the Initial Public Offering of 20,010,000 Units, at a price of $10.00 per Unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 2,610,000 Units, generating gross proceeds of $200,100,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,638,500 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $8,638,500.
Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $204,102,000 was placed in the Trust Account. We incurred $11,274,404 in transaction costs, including $3,480,000 of underwriting fees, $6,525,000 of deferred underwriting fees and $645,904 of other offering costs.
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
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.
We will need to raise additional funds in order to meet the expenditures required for operating our business. Furthermore, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may need additional funds to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.
Off-Balance Sheet
Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance sheet
arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet
arrangements. We have not entered into
any off-balance sheet
financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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
Class A ordinary shares subject to possible redemption
We account for ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “
Distinguishing Liabilities from Equity
”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the ordinary shares subject to possible redemption in the amount of $204,102,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
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
The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with (i) the Initial Public Offering, and (ii) the sale of Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The Company did not include any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company because to do so would be anti-dilutive as the Company had a loss for the period. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined in Rule
12b-2
under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation
S-K,
we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with SEC rules and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In particular, on March 30, 2022, the SEC issued proposed rules relating to SPACs, which have, among other things, expanded disclosure requirements in business combination transactions and created uncertainty regarding the liability under the federal securities laws of various participants in SPAC transactions. These rules, if adopted, whether in the form proposed or in revised form, or the uncertainty caused by the rule proposal itself, may materially adversely affect our ability to engage financial and capital market advisors or negotiate and complete our initial Business Combination and may increase the costs and time related thereto.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibits

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VAHANNA TECH EDGE ACQUISITION I CORP.

By:	/s/ Karan Puri
	Name:	Karan Puri
	Title:	Chief Executive Officer
Dated:
May 13, 2022