Form 10-Q
period 2022-06-30
Vahanna Tech Edge Acquisition I Corp.
filed 2022-08-15
CIK 1868640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________
Commission File Number
001-41094

VAHANNA TECH EDGE ACQUISITION I CORP.
(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	98-1600102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1230 Avenue of the Americas, 16
th
Floor
New York, NY 10020
(Address of Principal Executive Offices)
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
of the Exchange Act).    Yes  ☒    No   ☐
As of August
15
, 2022, there were 20,010,000 Class A ordinary shares, $0.0001 par value per share, and 5,002,500 Class B ordinary shares, $0.0001 par value per share, outstanding.

VAHANNA TECH EDGE ACQUISITION I CORP.
Quarterly Report on Form
10-Q

		Page No.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the Period April 22, 2021 (inception) Through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit)	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period April 22, 2021 (inception) Through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II — OTHER INFORMATION		19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

SIGNATURE		21

i

PART
I-
FINANCIAL INFORMATION
ITEM 1. Financial Statements.
VAHANNA TECH EDGE ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$472,036	$935,802
Prepaid expenses	214,108	239,740
Due from Sponsor	4,734	4,734

Total current assets	690,878	1,180,276
Prepaid expenses	—	91,817
Investments held in Trust	204,371,729	204,113,336

Total Assets	$205,062,607	$205,385,429

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued offering costs	$5,000	$349,109
Convertible Note – related party	300,000	—
Accrued expenses	133,011	158,930

Total Current Liabilities	438,011	508,039
Deferred underwriting fee	6,525,000	6,525,000

Total Liabilities	6,963,011	7,033,039

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 20,010,000 shares at redemption value	204,371,729	204,102,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 20,010,000 shares subject to redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,002,500 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(6,272,633)	(5,750,110)

Total Shareholders’ Deficit	(6,272,133)	(5,749,610)
Total Liabilities, Redeemable Shares and Shareholders’ Deficit	$205,062,607	$205,385,429

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the Period April 22, 2021 (Inception) through June 30, 2021

Administrative fee - related party	$60,000	$120,000	$—
General and administrative expenses	182,566	391,187	10,656

Total expenses	242,566	511,187	10,656

Other Income
Unrealized gains on investments held in the Trust Account	152,652	258,393	—

Total other income	152,652	258,393	—

Net loss	$(89,914)	$(252,794)	$(10,656)

Class A ordinary shares - weighted average shares outstanding, basic and diluted	20,010,000	20,010,000	—

Class A ordinary shares - Basic and diluted net loss per shares	$0.00	$(0.01)	$(0.00)

Class B ordinary shares - weighted average shares outstanding, basic and diluted (1)	5,002,500	5,002,500	4,440,000

Class B ordinary shares - Basic and diluted net loss per shares	$0.00	$(0.01)	$(0.00)

(1)	For the period from April 22, 2021 (inception) through June 30, 2021, Class B ordinary shares excluded 562,500 shares subject to forfeiture.
The
accompanying
notes are an integral part of these unaudited condensed financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, January 1, 2022	5,002,500	$500	$—	$(5,750,110)	$(5,749,610)
Net loss	—	—	—	(162,880)	(162,880)

Balance, March 31, 2022	5,002,500	500	—	(5,912,990)	(5,912,490)

Net loss	—	—	—	(89,914)	(89,914)
Remeasurement of Class A ordinary shares to redemption valu e	—	—	—	(269,729)	(269,729)
Balance, June 30, 2022	5,002,500	$500	$—	$(6,272,633)	$(6,272,133)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount
Balance – April 22, 2021	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor (1)	5,002,500	500	24,500	—	25,000
Net loss	—	—	—	(10,656)	(10,656)

Balance – June 30, 2021 (1)	5,002,500	$500	$24,500	$(10,656)	$14,344

(1)
Includes an aggregate of up to 562,500
Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment option was exercised in full and as such the shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2022	For the period April 22, 2021 (Inception) Through June 30, 2021
Cash flows from operating activities:

Net loss	$(252,794)	$(10,656)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized gains on investments held in the Trust	(258,393)	—
Changes in operating assets and liabilities:
Prepaid expenses	117,449	—
Accrued offering costs	(344,109)	—
Accrued expenses	(25,919)	1,000

Net cash used in operating activities	(763,766)	(9,656)

Cash flows from financing activities:
Deferred offering costs	—	(87,134)
Proceeds from convertible note – related party	300,000	96,840

Net cash provided by financing activities	300,000	9,656

Net change in cash	(463,766)	—
Cash at beginning of period	935,802	—

Cash at end of period	$472,036	$—

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	—	$125,196

Deferred offering costs paid in exchange for ordinary shares	—	$25,000
Remeasurement of Class A ordinary shares to redemption valu e	$269,729	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through June 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below and search for an acquisition target. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

NOTE 2 — SUMMARY OF
SIGNIFICANT
ACCOUNTING POLICIES
Basis of Presentation
— The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.
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
Investments held in the Trust Account
Investments held in the Trust Account were $204,371,729 and $204,113,336 at June 30, 2022 and December 31, 2021, respectively.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $11,274,404 consist principally of costs incurred in connection with preparation for the Initial Public Offering.
Class A ordinary shares subject to possible redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the ordinary shares subject to possible redemption in the amount of $204,371,729 and $204,102,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2022 Class A	For the Three Months Ended June 30, 2022 Class B	For the Six Months Ended June 30, 2022 Class A	For the Six Months Ended June 30, 2022 Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	(71,931)	(17,983)	(202,235)	(50,559)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,010,000	5,002,500	20,010,000	5,002,500

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets as of June 30, 2022 and December 31, 2021, primarily due to their short-term nature.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
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
NOTE 5 — RELATED PARTIES
Founder Shares
— On May 6, 2021, the
 Sponsor received 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for the payment of $25,000 of deferred offering costs. On October 28, 2021, the Sponsor surrendered and forfeited 1,437,500 Founder Shares for no consideration, following which the Sponsor held 4,312,500 Founder Shares. On November 22, 2021, the Company issued 690,000 Founder Shares to the Sponsor with such issue being made by way of a bonus share issue for no consideration, following which the Sponsor holds an aggregate of 5,002,500 Founder Shares. The Sponsor surrendered and forfeited 150,000 Founder Shares at no cost, and the representative purchased 150,000 Founder Shares, for an aggregate purchase price of $500,000, in connection with the closing of the Initial Public Offering (see Note 6). The Company accounted for the excess $623,500 of fair value $1,123,500 over the purchase price $500,000 as an offering cost with an offset to additional paid-in capital.
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
which will be convertible into Class A ordinary shares following the consummation of the Company’s initial Business Combination which is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the units were deemed to be de minimis. The units were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the units is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable and therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of units times the grant date fair value per share.
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
General and Administrative Services
Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 15 months (or 18 months from the closing of the Initial Public Offering if we have filed a proxy statement, registration statement or similar filing for an initial Business Combination but have not completed the initial Business Combination within such
15-month
period, or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. On March 11, 2022, the monthly fee was increased to $20,000 in consideration of certain analytical services performed by the Sponsor. This change was applied retroactively for the months of November and December. As such, $60,000 and $120,000 was incurred and paid to the Sponsor for the three and six months ended June 30, 2022 related to these services. The analytical services performed by the Sponsor are provided through an entity controlled by the Company’s Chairman and the Company’s Chief Executive Officer.
Promissory Note — Related Party
On May 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2022 and December 31, 2021,
there were no amounts outstanding under the Promissory Note.

Convertible Promissory Note – Related Party
In order to finance transaction costs in connection with a Business Combination, on June 20, 2022, the Sponsor agreed to loan the Company up to $
1,500,000
in the form of a non-interest bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the Company may convert the unpaid principal balance into whole warrants (“Conversion Warrants”) to purchase Class A ordinary shares at a conversion price equal to
$
1.00
per Conversion Warrant. The Conversion Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, the Company had
$300,000 and $0,
respectively, borrowings under the convertible promissory note.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Registration Rights
— The holders
of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up
restrictions. Notwithstanding the foregoing, the registration rights relating to the Founder Shares and the Private Placement Warrants held by the representative shall comply with the requirements of FINRA Rule 5110(g)(8)(B)-(D), namely that the representative may not exercise its demand and “piggy-back” registration rights after five and seven years, respectively, from the Initial Public Offering and may not exercise its demand right on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding (excluding the 20,010,000 shares recorded as temporary equity).

Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,002,500 Class B ordinary shares issued and outstanding.
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below and search for an acquisition target. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended June 30, 2022, we had a net loss of $89,914, which consisted primarily of formation and operating expenses of $242,566 which was partially offset by $152,652 of unrealized gains on investments held in the Trust Account.
For the six months ended June 30, 2022, we had a net loss of $252,794, which consisted primarily of formation and operating expenses of $511,187 which was partially offset by $258,393 of unrealized gains on investments held in the Trust Account.

For the period from April 22, 2021 (inception) to June 30, 2021, we had a net loss of $10,656, which consisted of formation costs.
Liquidity and Capital Resources
As of June 30, 2022, we had cash of $472,036. Subsequent to the consummation of the Initial Public Offering, our liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.
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
In order to finance transaction costs in connection with a Business Combination, on June 20, 2022, the Sponsor agreed to loan the Company up to $1,500,000 in the form of a non-interest bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the Company may convert the unpaid principal balance into whole warrants (“Conversion Warrants”) to purchase Class A ordinary shares at a conversion price equal to $1.00 per Conversion Warrant. The Conversion Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, the Company had $300,000 and $0, respectively, borrowings under the convertible promissory note.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Class A ordinary shares subject to possible redemption
We account for ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the ordinary shares subject to possible redemption in the amount of $204,371,729 and $204,102,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART
II-
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None.

ITEM 1A.	RISK FACTORS.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 31, 2022, as supplemented by our Quarterly Report on Form
10-Q
for the three months ended March 31, 2022 filed with the SEC on May 16, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibits

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAHANNA TECH EDGE ACQUISITION I CORP.

By:	/s/ Karan Puri
Name: Karan Puri
Title: Chief Executive Officer
Dated: August 15, 2022