Form 10-Q
period 2022-09-30
Vahanna Tech Edge Acquisition I Corp.
filed 2022-11-14
CIK 1868640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
As of November
10
, 2022, there were 20,010,000 Class A ordinary shares, $0.0001 par value per share, and 5,002,500 Class B ordinary shares, $0.0001 par value per share, outstanding.

Quarterly Report on Form 10-Q

i

PART
I-
FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
VAHANNA TECH EDGE ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)

ASSETS
Current assets:
Cash	$267,047	$935,802
Prepaid expenses	180,898	239,740
Due from Sponsor	—	4,734

Total current assets	447,945	1,180,276
Prepaid expenses	—	91,817
Investments held in Trust Account	205,398,150	204,113,336

Total Assets	$205,846,095	$205,385,429

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued offering costs	$—	$349,109
Convertible Note – related party	300,000	—
Accrued expenses	211,844	158,930

Total Current Liabilities	511,844	508,039
Deferred underwriting fee	6,525,000	6,525,000

Total Liabilities	7,036,844	7,033,039

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 20,010,000 shares at redemption value	205,398,150	204,102,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 20,010,000 shares subject to redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,002,500 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(6,589,399)	(5,750,110)

Total Shareholders’ Deficit	(6,588,899)	(5,749,610)

Total Liabilities, Redeemable Shares and Shareholders’ Deficit	$205,846,095	$205,385,429

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022	For the Period April 22, 2021 (Inception) through September 30, 2021
Administrative fee - related party	$60,000		$—	$180,000	$—
General and administrative expenses	256,766		—	647,953	10,656

Total expenses	316,766		—	827,953	10,656

Other Income
Realized and unrealized gains on investments held in the Trust Account	1,026,421		—	1,284,814	—

Total other income	1,026,421		—	1,284,814	—

Net income (loss)	$709,655	$		$456,861	$(10,656)

Class A ordinary shares - weighted average shares outstanding, basic and diluted	20,010,000		—	20,010,000	—

Class A ordinary shares - Basic and diluted net income (loss) per shares	$0.03		$(0.00)	$0.02	$(0.00)

Class B ordinary shares - weighted average shares outstanding, basic and diluted (1)	5,002,500		4,435,000	5,002,500	4,435,000

Class B ordinary shares - Basic and diluted net income (loss) per shares	$0.03		$(0.00)	$0.02	$(0.00)

(1)	For the period from April 22, 2021 (inception) through September 30, 2021, Class B ordinary shares excluded 562,500 shares subject to forfeiture.
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	5,002,500	$500	$—	$(5,750,110)	$(5,749,610)
Net loss	—	—	—	(162,880)	(162,880)
Balance, March 31, 2022	5,002,500	500	—	(5,912,990)	(5,912,490)
Net loss	—	—	—	(89,914)	(89,914)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	(269,729)	(269,729)

Balance, June 30, 2022	5,002,500	500	—	(6,272,633)	(6,272,133)
Net income				709,655	709,655
Remeasurement of Class A ordinary shares to redemption value				(1,026,421)	(1,026,421)

Balance, September 30, 2022	5,002,500	$500	$—	$(6,589,399)	$(6,588,899)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount
Balance – April 22, 2021	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor (1)	5,002,500	500	24,500	—	25,000
Net loss	—	—	—	(10,656)	(10,656)

Balance – June 30, 2021 and September 30, 2021 (1)	5,002,500	$500	$24,500	$(10,656)	$14,344

(1)
Includes an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment option was exercised in full and as such the shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the period April 22, 2021 (Inception) Through September 30, 2021
Cash flows from operating activities:
Net income (loss)	$456,861	$(10,656)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Realized and unrealized gains on investments held in the Trust Account	(1,284,814)	—
Changes in operating assets and liabilities:
Prepaid expenses	150,659	—
Accrued offering costs	(349,109)	—
Accrued expenses	52,914	1,000

Net cash used in operating activities	(973,489)	(9,656)

Cash flows from financing activities:
Deferred offering costs	—	(87,134)
Proceeds from related party	4,734	—
Proceeds from convertible note – related party	300,000	96,840

Net cash provided by financing activities	304,734	9,656

Net change in cash	(668,755)	—
Cash at beginning of period	935,802	—

Cash at end of period	$267,047	$—
Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$125,196
Deferred offering costs paid in exchange for ordinary shares	$—	$25,000
Remeasurement of Class A ordinary shares to redemption value	$1,296,150	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through September 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below and search for an acquisition target. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of the Company’s management, the unaudited financial statements as of September 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and its results of operations and cash flows for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.
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

Investments held in the Trust Account
Investments held in the Trust Account were $205,398,150 and $204,113,336 at September 30, 2022 and December 31, 2021, respectively.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $11,274,404 consist principally of costs incurred in connection with preparation for the Initial Public Offering.
Class A ordinary shares subject to possible redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity
.”
 Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the ordinary shares subject to possible redemption in the amount of $205,398,150 and $204,102,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of
September
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
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2022 Class A	For the Three Months Ended September 30, 2022 Class B	For the Nine Months Ended September 30, 2022 Class A	For the Nine Months Ended September 30, 2022 Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	567,724	141,931	365,489	91,372

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,010,000	5,002,500	20,010,000	5,002,500

Basic and diluted net income per share	$0.03	$0.03	$0.02	$0.02

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets as of September 30, 2022 and December 31, 2021, primarily due to their short-term nature.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of
September 30, 2022 and December 31, 2021.

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

On June 30, 2021, the Sponsor granted units to three of the Company’s directors equivalent to 75,000 Founder Shares which will be convertible into Class A ordinary shares following the consummation of the Company’s initial Business Combination which is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the units were deemed to be de minimis. The units were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the units is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of
September
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
Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. On March 11, 2022, the monthly fee was increased to $20,000
in consideration of the Sponsor’s payment of the fixed retainer fee payable to Indus LLP (see Services Agreement) in addition to the payment for office space, utilities and secretarial and administrative support provided by the Sponsor. This change was applied retroactively for the months of November and December. As such, $60,000 and $180,000
was incurred and paid to the Sponsor for the three and nine months ended September 30, 2022 related to these services.
Promissory Note — Related Party
On
May 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.
Convertible Promissory Note – Related Party
In order to finance transaction costs in connection with a Business Combination, on June 20, 2022, the Sponsor agreed to loan the Company up to $1,500,000 in the form of a non-interest
bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the Company may convert the unpaid principal balance into whole warrants (“Conversion Warrants”) to purchase Class A ordinary shares at a conversion price equal to $1.00 per Conversion Warrant. The Conversion Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, the Company had $300,000 and $0, respectively, borrowings under the convertible promissory note.
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
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding (excluding the 20,010,000 shares recorded as temporary equity).
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,002,500 Class B ordinary shares issued and outstanding.
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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below and search for an acquisition target. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had net income of $709,655, which consisted primarily of formation and operating expenses of $316,766 which was offset by $1,026,421 of realized and unrealized gains on investments held in the Trust Account.

For the nine months ended September 30, 2022, we had net income of $456,861, which consisted primarily of formation and operating expenses of $827,953 which was offset by $1,284,814 of realized and unrealized gains on investments held in the Trust Account.

For the three months ended September 30, 2021, we did not have net income or a net loss.

For the period from April 22, 2021 (inception) to September 30, 2021, we had a net loss of $10,656, which consisted of formation costs.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $267,047. Subsequent to the consummation of the Initial Public Offering, our liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

In order to finance transaction costs in connection with a Business Combination, on June 20, 2022, the Sponsor agreed to loan the Company up to $1,500,000 in the form of a non-interest bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the Company may convert the unpaid principal balance into whole warrants (“Conversion Warrants”) to purchase Class A ordinary shares at a conversion price equal to $1.00 per Conversion Warrant. The Conversion Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, the Company had $300,000 and $0, respectively, borrowings under the convertible promissory note.

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

Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A ordinary shares subject to possible redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the ordinary shares subject to possible redemption in the amount of $205,398,150 and $204,102,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with (i) the Initial Public Offering, and (ii) the sale of Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, as supplemented by our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 filed with the SEC on May 16, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial Business Combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial Business Combination and liquidate.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete its initial business combination within 24 months after such date. If we do not enter into a definitive initial business combination agreement within 18 months after the effective date of our IPO Registration Statement and do not complete our initial Business Combination within 24 months of such date (subject to the approval of an extension by our shareholders), it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the Public Shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our shareholders), instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of an initial Business Combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount the Public Shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our shareholders), we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our shareholders), the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our shareholders), and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount the Public Shareholders would receive upon any redemption or liquidation of the Company.

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

Dated: November 10, 2022