Form 10-K
period 2022-12-31
Vahanna Tech Edge Acquisition I Corp.
filed 2023-04-14
CIK 1868640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐
The aggregate market value of the ordinary shares held by
non-affiliates
of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $199,699,800 based on the closing price of $9.98 per share on Nasdaq on June 30, 2022.
As of April 10, 2023, the Registrant had

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to complete our previously announced Merger (as defined below) with Roadzen, Inc., or, if we do not consummate the Merger, any other business combination;

•	the benefits of the Merger;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward- looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

•

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination within 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination). As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

•	Our proximity to our liquidation date gives rise to substantial doubt about our ability to continue as a “going concern”.

•	Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

PART I

References in this report to “we,” “us” or the “Company” refer to Vahanna Tech Edge Acquisition I Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Vahanna LLC, a Delaware limited liability company.

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated on April 22, 2021 as a British Virgin Islands (“BVI”) business company formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

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

The Private Placement Warrants are identical to the public warrants sold in the Public Offering, except that the Private Placement Warrants, (i) may not (including the Class A ordinary shares issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of our initial business combination, (ii) may be exercised by the holders on a cashless basis and (iii) are entitled to registration rights. If the Company does not consummate its initial business combination within 18 months from the closing the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination), the Private Placement Warrants will expire worthless.

Upon the closing of the Public Offering and the sale of Private Placement Warrants, $204,102,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We are not permitted to withdraw any of the principal or interest held in the Trust Account, except for the withdrawal of interest to pay our taxes and up to $100,000 of interests to pay dissolution expenses, as applicable, if any, until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination within 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination), subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (“Memorandum and Articles of Association”) (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $6,525,000 in underwriting discounts and commissions payable upon consummation of our initial business combination if consummated) and approximately $11,274,404 in expenses relating to the Public Offering, approximately $986,500 of the net proceeds of the Public Offering and the sale of the Private Placement Warrants was not deposited into the Trust Account and was initially available to us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2022, there was $207,091,906.13 in investments and cash held in the Trust Account and $50,963 of cash held outside the Trust Account available for working capital purposes.

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

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we have focused our efforts on companies with a strong connection to India and catering to large addressable market opportunities in India or other developed geographies such as the Americas and Europe. The focus for such an acquisition has been based on the broad categories below within the technology sector, with an enterprise value ranging from US $750 million to over US $1.0 billion:

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

Business Strategy and Acquisition Criteria

Our business strategy focuses on leveraging our management team’s deep operational capabilities and strategic vision to deliver attractive risk- adjusted returns by identifying and executing a business combination with one or more attractive targets. Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

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

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or may be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then- current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under British Virgin Islands law. Our Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

The amount in the Trust Account was initially $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our initial business combination with respect to our public warrants or private placement warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares they may acquire during or after the Public Offering in connection with the completion of our initial business combination.

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

Resources and Competition

Our Memorandum and Articles of Association provides that we will have only 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period (or a 21-month period if we extend the period of time to consummate a business combination), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject to our obligations under British Virgin Islands law to provide for claims of creditors and requirements of other applicable law.

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

Recent Development

Business Combination with Roadzen

This section describes the material provisions of the Merger Agreement (as defined below) with Roadzen (as defined below) but does not purport to describe all of the terms thereof. The following summary is qualified in its entirety by reference to the complete text of the Merger Agreement, a copy of which is attached hereto as Exhibit 2.1. Unless otherwise defined herein, the capitalized terms used below are defined in the Merger Agreement.

On February 10, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vahanna Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Roadzen, Inc., a Delaware corporation (“Roadzen”).

Pursuant to the terms of the Merger Agreement, at the closing (the “Closing”) of the transactions contemplated thereby (the “Transactions”), a business combination between the Company and Roadzen will be effected through the merger of Merger Sub with and into Roadzen, with Roadzen surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company will change its name to Roadzen Inc. (“New Roadzen”). The Merger is expected to close during the second quarter of 2023, subject to customary closing conditions, including the receipt of certain governmental approvals and the required approval by the shareholders of Vahanna and Roadzen.

Immediately prior to the effective time of the Merger (the “Effective Time”), each outstanding share of Roadzen common stock, including common stock converted from Existing Roadzen Preferred Stock (as defined below) immediately prior to the closing (collectively, the “Existing Roadzen Common Stock”), will be cancelled and converted into the right to receive a pro rata portion (on a fully-diluted basis) of an aggregate amount of 68,300,000 ordinary shares of New Roadzen, par value $0.0001 per share (“New Roadzen Ordinary Shares”). In addition, a certain number of the 68,300,000 New Roadzen Ordinary Shares will be reserved for future issuance following the Closing upon conversion, exercise, vesting and/or settlement of certain Roadzen RSUs (as defined below), Roadzen Warrants, and Roadzen Additional Equity Securities (as defined below) that will be assumed by New Roadzen at the Closing, in each case, pursuant to the terms and subject to the conditions set forth in the Merger Agreement. Each share of Existing Roadzen Common Stock owned by Roadzen as treasury stock will be canceled for no consideration.

Pursuant to the terms of the Merger Agreement, if the holders of less than 12,000,000 Class A ordinary shares have validly elected to redeem such shares as of two (2) business days immediately prior to the meeting of Company shareholders convened for the purposes of obtaining shareholder approval of the Merger (the “Company Shareholder Meeting”), and following (and subject to) receipt of shareholder approval of the Domestication (as defined below) at the Company Shareholder Meeting (the “Domestication Proposal”), at least one (1) business day prior to the Merger, Vahanna will continue out of the British Virgin Islands and become domesticated as a corporation in the State of Delaware (the “Domestication”) pursuant to Section 184 of the BVI Business Companies Act and Section 388 of the General Corporation Law of the State of Delaware (as amended), respectively, and in connection therewith, adopt, upon the Domestication taking effect, a certificate of incorporation (the “Interim Charter”) in place of the memorandum and articles of association currently registered by the Registrar of Corporate Affairs in the British Virgin Islands (the “Existing Charter”), and which will remove or amend those provisions of the Existing Charter that terminate or otherwise cease to be applicable as a result of the Domestication.

Assuming the Domestication Proposal is approved, and the Domestication occurs pursuant to the Merger Agreement, concurrent with the consummation of the Merger:

•

each share of Class A Common Stock (as converted from Class A Ordinary Shares pursuant to the Domestication) will convert automatically, on a one-for-one basis, into one share of common stock, par value $0.0001 per share, of New Roadzen (“New Roadzen Common Stock”);

•

each share of Class B Common Stock (as converted from Class A Ordinary Shares pursuant to the Domestication) of the Company will convert automatically, on a one-for-one basis, into one share of New Roadzen Common Stock;

•

each Private Placement Warrant previously sold by the Company to the sponsor (as defined below) in connection with its Public Offering will convert automatically, on a one-for-one basis, into an equivalent warrant of New Roadzen to acquire one share of New Roadzen Common Stock;

•

each redeemable warrant sold as part of the units offered in the Company’s public warrant will convert automatically, on a one-for-one basis, into an equivalent warrant of New Roadzen to acquire one share of New Roadzen Common Stock; and

•

each unit sold in the Company’s Public Offering will automatically be separated into its underlying shares of New Roadzen Common Stock and public warrants, with any fractional public warrant being forfeited for no consideration.

Equity Conversions

Immediately prior to the Effective Time, each outstanding share of Roadzen’s preferred stock (the “Existing Roadzen Preferred Stock”) will convert into one share of Existing Roadzen Common Stock on a one-for-one basis (the “Preferred Conversion”).

In addition, as of the Effective Time:

•

each existing Roadzen restricted stock unit (“Roadzen RSU”), whether vested or unvested, that is outstanding immediately prior to the Effective Time, will be assumed and converted into a restricted stock unit of New Roadzen with respect to a pro rata portion (on a fully-diluted basis) of 68,300,000 New Roadzen Ordinary Shares based on the number of shares of Existing Roadzen Common Stock subject to such Roadzen RSU immediately prior to the Effective Time.

•

each existing warrant representing a right to acquire Existing Roadzen Common Stock (“Roadzen Warrant”) that is outstanding immediately prior to the Effective Time will be assumed and converted into an equivalent warrant to acquire a pro rata portion (on a fully-diluted basis) of 68,300,000 New Roadzen Ordinary Shares based on the number of shares of Existing Roadzen Common Stock subject to such Roadzen Warrant immediately prior to the Effective Time.

•

each equity security of Roadzen (other than Existing Roadzen Common Stock, Existing Roadzen Preferred Stock, Roadzen Warrants and Roadzen RSUs) (“Roadzen Additional Equity Security”), whether vested or unvested, that is outstanding immediately prior to the Effective Time will be assumed and converted into an equivalent security with respect to a pro rata portion (on a fully-diluted basis) of 68,300,000 New Roadzen Ordinary Shares based on the number of shares of Existing Roadzen Common Stock subject to such Roadzen Additional Equity Security immediately prior to the Effective Time.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) corporate organization and qualification, (b) capital structure, (c) authorization to enter into the Merger Agreement, (d) financial statements, (e) absence of undisclosed liabilities, (f) consents and governmental approvals, (g) permits, (h) material contracts, (i) absence of changes, (j) litigation, (k) compliance with applicable laws, (l) employee plans, (m) environmental matters, (n) labor matters and (o) insurance. The representations and warranties of the parties do not survive the Closing.

Covenants

The Merger Agreement includes covenants of Roadzen with respect to the operation of the business prior to the consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, (a) to make appropriate filings pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), (b) the use of reasonable best efforts to consummate the Merger as promptly as practicable and (c) preparation and filing of a registration statement on Form S-4 relating to the Merger and containing a proxy statement of the Company (the “Registration Statement / Proxy Statement”).

The Merger Agreement also contains exclusivity provisions prohibiting (a) Roadzen and its subsidiaries from initiating, soliciting, entertaining or otherwise knowingly encouraging an Acquisition Proposal (as defined in the Merger Agreement) (subject to limited exceptions specified therein) or entering into any contracts or agreements in connection therewith and (b) the Company from issuing an indication of interest, memorandum of understanding, letter of intent or other similar agreement with respect to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination other than with respect to the transactions with Roadzen contemplated by the Merger Agreement.

New Incentive Plan

In connection with the Closing, the Company will adopt the New Incentive Plan (as defined in the Merger Agreement) subject to the Company’s receipt of requisite shareholder approval.

Conditions to Consummation of the Transactions

Consummation of the Transactions is generally subject to customary conditions of the respective parties, and conditions customary to special purpose acquisition companies, including (a) expiry or termination of all applicable waiting periods under HSR, (b) the absence of any law or governmental order, threatened or pending, preventing the consummation of the Merger, (c) the effectiveness of the Registration Statement / Proxy Statement, (d) the New Roadzen Ordinary Shares to be issued in the Merger having been listed on the Nasdaq Stock Exchange LLC (“Nasdaq”) upon the Closing, and otherwise satisfying the applicable listing requirements of Nasdaq, (e) receipt of shareholder approval from shareholders of each of the Company and Roadzen for consummation of the Merger, (f) funds of at least $50,000,000 being available to the Company (after giving effect to payments in respect of any redemptions by the Company’s shareholders in connection with the Merger and any financing received by Roadzen or the Company prior to Closing, and prior to an payment of any unpaid transaction expenses of the parties), (g) the consummation of the Domestication, if applicable, (h) the consummation of Roadzen’s acquisitions of Global Insurance Management Limited and National Automobile Club, each of which Roadzen has signed a definitive agreement to acquire, and (i) receipt of executed Lock-up Agreements from equityholders of Roadzen. In addition, Roadzen also has the right to not consummate the Merger if the Company has net tangible assets following the redemptions of less than $5,000,001.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing, including by mutual written consent, by written notice from either the Company or Roadzen to the other if the Company’s or Roadzen’s shareholders have not approved the Merger Agreement and the transaction contemplated thereby, or if the Transactions have not been consummated on or prior to August 26, 2023 (subject to extensions for delays as set forth in the Merger Agreement).

A copy of the Merger Agreement is filed with the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023 as Exhibit 2.1 and is incorporated herein by reference. The foregoing description of the Merger Agreement and the Transactions is not complete and is subject to, and qualified in its entirety by, reference to the actual agreement. The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Merger Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. In particular, the assertions embodied in the representations and warranties in the Merger Agreement were made as of a specified date, are modified or qualified by information in one or more confidential disclosure schedules prepared in connection with the execution and delivery of the Merger Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Merger Agreement are not necessarily characterizations of the actual state of facts about the Company, Roadzen or the other parties at the time they were made or otherwise and should only be read in conjunction with the other information that the Company makes publicly available in reports, statements and other documents filed with the SEC.

Support Agreement

In connection and concurrent with the execution of the Merger Agreement, certain holders representing (a) at least a majority of the outstanding shares of Existing Roadzen Common Stock and of Existing Roadzen Preferred Stock, voting together as a single class, and (b) at least a majority of the outstanding shares of Existing Roadzen Preferred Stock, voting as a separate class, (collectively, the “Supporting Holders”) entered into a Support Agreement with the Company (the “Support Agreement”). Under the Support Agreement, the Supporting Holders agreed, among other things, to execute and deliver a written consent (a) adopting the Merger Agreement and the consummation of the Transactions, and (b) to effect the Preferred Conversion, in each case, not later than three (3) business days after the Registration Statement / Proxy Statement is declared effective by the SEC.

Sponsor Support Agreement

In connection and concurrent with the execution of the Merger Agreement, the sponsor and Roadzen entered into a support agreement with the Company (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, the Sponsor agreed to, among other things, (a) vote all ordinary shares of the Company owned by it in favor of (i) the Transactions and (ii) any proposals made by the Company to facilitate or in furtherance of the Transactions, (b) appear at any Company shareholder meeting called regarding the Transactions for purposes of constituting a quorum, (c) vote against any proposals that would materially impede the transactions contemplated by the Merger Agreement, and (d) waive certain of its anti-dilution and conversion rights.

Lock-up Agreements

In connection with the execution of the Merger Agreement, certain holders of Existing Roadzen Common Stock and Existing Roadzen Preferred Stock entered into certain lock-up agreements (the “Lock-up Agreements”) with the Company and Roadzen. Prior to the Closing, Roadzen is obligated to use reasonable best efforts to cause all remaining equityholders of Roadzen to enter into a Lock-up Agreement. Pursuant to the Lock-up Agreements, certain holders of Restricted Securities (as defined therein) have agreed, among other things, to be subject to a lock-up period which will last from the Closing until the earliest of (x) the one (1) year anniversary of consummation of the Merger, (y) the date that the closing price of the New Roadzen Ordinary Shares equals or exceeds $12.00 (as adjusted for share recapitalizations, subdivisions, reorganizations, recapitalizations and the like), for twenty (20) trading days within any thirty (30) trading day period following the 150th day following the Merger and (z) the consummation of a liquidation, merger, capital share exchange, reorganization, tender or exchange offer as the first step of a two-step transaction or other similar transaction that results in all of New Roadzen’s shareholders having the right to exchange their New Roadzen Ordinary Shares for cash, securities or other property; provided, however, that equityholders of Roadzen that held less than 5% of the equity securities of Roadzen (on a fully diluted basis) immediately prior to the Closing will be permitted to transfer and/or sell up to 25% of their New Roadzen Ordinary Shares after the date that is six (6) months following the consummation of the Merger.

Certain Engagements in Connection with the Merger

Mizuho is acting as a financial advisor to the Company in connection with the Merger. In connection with such engagement, Mizuho will receive fees and expense reimbursement customary for a financial advisory engagement (subject to the terms and conditions of its engagement letter with the Company).

Mizuho (together with its affiliates) is a full-service financial institution engaged in various activities, which may include sales and trading, commercial and investment banking, advisory, investment management, wealth management, investment research, principal investment, lending, financing, hedging, market making, brokerage and other financial and non-financial activities and services. In addition, Mizuho and its affiliates may provide investment banking services and other commercial dealings to Roadzen, New Roadzen and their respective affiliates in the future, for which they would expect to receive customary compensation. In the ordinary course of their business activities, Mizuho and its affiliates, officers, directors, and employees may make or hold a broad array of investments and actively trade debt and equity securities (or related derivative securities) and financial instruments (including bank loans) for their own account and for the accounts of their customers. Such investments and securities activities may involve securities and/or instruments of Roadzen, New Roadzen or their respective affiliates. Mizuho and its affiliates may also make investment recommendations and/or publish or express independent research views in respect of such securities or financial instruments and may hold, or recommend to clients that they acquire, long and/or short positions in such securities and instruments. Mizuho, as the underwriter of the Public Offering, is entitled, pursuant to the terms of the underwriting agreement, to receive a deferred underwriting commission of $6,525,000, and to receive a fee of $2,500,000 pursuant to the terms of its financial advisory engagement letter with the Company, in each case payable upon completion of the merger.

The Company entered into a formal engagement with Marco Polo Securities Inc., a registered broker dealer (“Maro Polo”), with regards to the Merger with Roadzen, pursuant to which Marco Polo will be entitled to receive a $2,500,000 success fee upon consummation of the Merger and customary expense reimbursements.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. We have also filed a registration statement on Form S-4 with the SEC, which includes a proxy statement and a prospectus, and we will file other documents regarding the Merger. The definitive proxy statement/prospectus will also be sent to our shareholders, seeking any required stockholder approvals. We urge you to carefully read the entire registration statement and proxy statement/prospectus and any other relevant documents filed with the SEC, including any amendments or supplements to these documents, because they contain important information about the proposed transactions, including detailed descriptions of the Merger and a discussion of historical information and risks relating to the Merger. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 1230 Avenue of the Americas, 16th Floor, New York, NY 10020 or by telephone at (347) 745-6448.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the prospectus associated with our Public Offering and the registration statement on Form S-4 filed on February 14, 2023 relating to the Merger before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to the Merger

We may not be able to complete the Merger pursuant to the Merger Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

In connection with the Merger, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Merger Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

If we do not complete the Merger, it may be difficult to complete a business combination with a new prospective business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by the applicable extension date, in which case we would cease all operations except for the purpose of winding up and we would redeem our Class A ordinary shares and liquidate.

Finding, researching, analyzing and negotiating with Roadzen took a substantial amount of time and effort, and if we do not complete the Merger for any reason, we may not be able to find, research, negotiate and agree to terms with, and/or arrange for new sources of financing for, a business combination with, a new prospective business by the applicable extension date, in which case we would cease all operations except for the purpose of winding up and we would redeem our Class A ordinary shares and liquidate.

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

Unlike other blank check companies in which the initial shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them, as well as any public shares purchased during or after the Public Offering, in favor of our initial business combination. Our Memorandum and Articles of Association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we obtain approval by way of a resolution of shareholders under British Virgin Islands law which requires the affirmative vote of a majority of the shareholders who attend and vote at our general meeting. Our sponsor, Mizuho Securities USA LLC (“Mizuho”) and their respective permitted transferees own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. As a result, we would need only as little as 1,250,626, or 6.25%, of the 20,010,000 public shares sold in the Public Offering to be voted in favor of a transaction (assuming that the minimum number of shares representing a quorum is present at the meeting). Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public shareholders.

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

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the conflict between Ukraine and Russia continues to grow and, while the extent of the impact of the conflict on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 18 months to 21 months as described above or redeem their shares in connection with any such extension. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares.

Because our Trust Account is expected to contain approximately $10.20 per Class A ordinary share (or $10.30 per Class A ordinary share if we extend the period of time for the company to complete a business combination to 21 months, respectively) at the time of our initial business combination, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our Trust Account initially contains $10.20 per Class A ordinary share (or $10.30 per Class A ordinary share if we extend the period of time for the company to complete a business combination to 21 months,). This is different than some other similarly structured blank check companies for which the Trust Account will only contain $10.00 per Class A ordinary share. As a result of the additional funds receivable by public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We believe that, upon the closing of the Public Offering, the funds available to us outside of the Trust Account, will be sufficient to allow us to operate for at least the next 18 months (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share (or less in certain circumstances) on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares.

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

The Founder Shares are identical to the Class A ordinary shares included in the units sold in the Public Offering except that (i) holders of the Founder Shares have the right to vote on the appointment of directors prior to our initial business combination, (ii) the Founder Shares are subject to certain transfer restrictions, (iii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination within 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame) and (iv) the Founder Shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our Memorandum and Articles of Association.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the date that is 18 months after the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) nears, which is the deadline for our completion of an initial business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of our shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our Memorandum and Articles of Association provides that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of the Public Offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our Memorandum and Articles of Association or an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of at least a majority of our ordinary shares, being entitled to do so, who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of a majority of our ordinary shares. Should our insiders vote all their shares in favor of any such amendment, such amendment would not be approved regardless how public shares are voted. We may not issue additional securities that can vote on amendments to our Memorandum and Articles of Association. Our sponsor and Mizuho, which collectively beneficially own 20% of our ordinary shares, will participate in any vote to amend our Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Memorandum and Articles of Association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Memorandum and Articles of Association.

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

If we are unable to consummate our initial business combination within 18 months of the closing of the Public Offering (or up to 21 months from the closing of the Public Offering we extend the period of time to consummate a business combination), our public shareholders may be forced to wait beyond such 18 months (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination).

If we are unable to consummate our initial business combination within 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination), we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our Memorandum and Articles of Association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 18 months (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination within 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination). As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination within 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination). There can be no assurance that we will complete a business combination by this time. If we do not complete our initial business combination within 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination), (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject to our obligations under British Virgin Islands law to provide for claims of creditors and requirements of other applicable law.

Recent increases in inflation in the U.S. and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the U.S. and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial Business Combination and liquidate.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its Public Offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

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

The funds in the Trust Account have, since our Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our shareholders), instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount the Public Shareholders would receive upon any redemption or liquidation of the Company.

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

The exercise of discretion by our directors and officers in agreeing to changes to the terms of or waivers of closing conditions in the Merger Agreement may result in a conflict of interest when determining whether such changes to the terms of the Merger Agreement or waivers of conditions are appropriate and in the best interests of our shareholders.

In the period leading up to the closing of the merger, other events may occur that, pursuant to the merger agreement, would r equire us to agree to amend the Merger Agreement, to consent to certain actions or to waive rights that we are entitled to under those agreements. Such events could arise because of changes in the course of Roadzen’s business, a request by Roadzen to undertake actions that would otherwise be prohibited by the terms of the Merger Agreement or the occurrence of other events that would have a material adverse effect on Roadzen’s business and would entitle us to terminate the Merger Agreement. In any of such circumstances, it would be in our discretion, acting through our board of directors, to grant its consent or waive its rights. The existence of the financial and personal interests of the di rectors may result in a conflict of interest on the part of one or more of the directors between what they may believe is best for us and our shareholders and what they may believe is best for themselves or their affiliates in determining whether or not to take the requested action. As of the date of this annual report on Form 10-K, we do not believe there will be any changes or waivers that our directors and officers would be likely to make after shareholder approval of the Merger has been obtained. While certain changes could be made without further shareholder approval, if there is a change to the terms of the Merger that would have a material impact on the shareholders, we will be required to circulate a new or amended proxy statement or supplement thereto and resolicit the vote of our shareholders.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Memorandum and Articles of Association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination), subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) is not completed for any reason, compliance with British Virgin Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) before they receive funds from our Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Managing a business, operations, personnel or assets in another country is challenging and costly. Management of the target business that we may hire (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross- border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

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

While POEM provisions are described under the Indian Tax Code, “permanent establishment” concept and provisions are generally contained under bilateral double taxation avoidance agreements (“International Tax Treaties”) that India has executed with multiple countries globally. India does not have an International Tax Treaty with the British Virgin Islands but it has an Agreement for Exchange of Information with respect to taxes with the British Virgin Islands. However, the Indian Tax Code contemplates a comparable concept of “business connection” which creates broadly similar taxability as permanent establishment creates under an International Tax Treaty. Under the Indian Finance Act, 2015, a company’s POEM is defined as “a place where key management and commercial decisions that are necessary for the conduct of the business of an entity as a whole are, in substance, made”. The guidance for determining POEM sets forth certain tests to determine if a company is engaged in active business outside India. The POEM of a company with active business outside India is presumed to be outside India if the majority of its board meetings are held outside India in the relevant financial year, subject to certain caveats contained in the Circulars issued by the Central Board of Direct Taxes, Ministry of Finance, Government of India. If a company does not qualify as having active business outside India, there is a two-stage process for determining its POEM. The first stage involves a determination of the people who make key management and commercial decisions for the business of the company as a whole. The second stage involves a determination of the place where such decisions are in fact made. To this end, factors such as whether the company’s head office is located outside India, where the board of directors meets and makes decisions and whether the board of directors delegates any of its authority to senior management for making commercial decisions related to the Company, are relevant. Additionally, Circular 8 of 2017 issued by the Central Board of Direct Taxes, Ministry of Finance, Government of India, provides an exemption from POEM regulations to any company incorporated outside of India with revenues of INR 500 million (approximately US$ 6.09 million based on an exchange rate of US$ 1.00 = INR 81.98 as of April 10, 2023) or less in a given financial year.

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

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law, including the laws of the BVI. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue- generating activities to compliance activities.

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

Our proximity to our liquidation date gives rise to substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination). The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or nonperformance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our Trust Account are held in banks or other financial institutions. Our cash held in noninterest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments, occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors arise about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have a material adverse effect on our liquidity, our business, financial condition or results of operations, and our prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices are located at 1230 Avenue of the Americas, 16th Floor, New York, NY 10020. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants are listed on the Nasdaq Global Market under the symbols “VHNAU,” “VHNA” and “VHNAW”, respectively.

Holders

As of March 21, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, two holders of record of our Class B ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the Public Offering, described below, and since the closing of the Public Offering, the search for a business combination target, including activities in connection with the proposed merger with Roadzen. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had net income of approximately $1 million, which consisted primarily of realized and unrealized gains on the funds held in the Trust Account of $3 million, partially offset by operating expenses of $2 million.

For the period from April 22, 2021 (inception) through December 31, 2021, we had a net loss of $215,218, which consisted primarily of formation and operating expenses.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $50,963. Until the consummation of the Public Offering, our only source of liquidity was an initial purchase of ordinary shares by our sponsor and loans from our sponsor.

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

Following the Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $204,102,000 was placed in the Trust Account. We incurred $11,274,404 in transaction costs, including $3,480,000 of underwriting fees, $6,525,000 of deferred underwriting fees and $645,904 of other offering costs and $623,500 representing the excess of fair value over the purchase price of Founder Shares purchased by the underwriter.

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

In order to finance transaction costs in connection with a Business Combination, on June 20, 2022, the sponsor agreed to loan us up to $1,500,000 in the form of non-interest bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, we may convert the unpaid principal balance into warrants (“Conversion Warrants”) to purchase Class A ordinary shares at a conversion price equal to $1.00 per Conversion Warrant. The Conversion Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, the Company had $300,000 and $0, respectively, of borrowings under the convertible promissory note.

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

Going Concern

As of December 31, 2022, we had cash of $50,963, a working capital deficiency of $1,231,077 and $207,091,906 of investments in the Trust Account to be used for our Business Combination or to repurchase or redeem Public Shares in connection therewith.

We may raise additional capital through loans or additional investments from our sponsor or our shareholders, officers, directors, or third parties. Our officers and directors, our sponsor or their respective affiliates may, but are not obligated to, loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, or if our shareholders approve an extension to the mandatory liquidation date beyond 21 months from the closing of the Public Offering, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we do not complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

If we do not consummate our Business Combination by 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a Business Combination), there will be a mandatory liquidation and subsequent dissolution of our company. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should our Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a Business Combination). The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A ordinary shares subject to possible redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, the ordinary shares subject to possible redemption in the amount of $207,091,906 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with (i) the Public Offering, and (ii) the sale of Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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
VAHANNA TECH EDGE ACQUSITION I CORP.
INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements of Vahanna Tech Edge Acquisition I Corp.:

Report of Independent Registered Public Accounting Firm (PCAOB ID Number: 688)	F-2

Balance Sheets as of December 31, 2022 and December 31, 2021	F-3

Statements of Operations for the year ended December 31, 2022 and for the period from April 22, 2021 (inception) through December 31, 2021	F-4

Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from April 22, 2021 (inception) through December 31, 2021	F-5

Statements of Cash Flows for the year ended December 31, 2022 and for the period from April 22, 2021 (inception) through December 31, 2021	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Vahanna Tech Edge Acquisition I Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Vahanna Tech Edge Acquisition I Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from April 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/
Marcum LLP
We have served as the Company’s auditor since 2021.
New York, NY
April 1
4
, 2023

VAHANNA TECH EDGE ACQUISITION I CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$50,963	$935,802
Prepaid expenses	148,535	239,740
Due from Sponsor	—	4,734

Total current assets	199,498	1,180,276
Prepaid expenses	—	91,817
Investments held in Trust Account	207,091,906	204,113,336

Total Assets	$207,291,404	$205,385,429

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued offering costs	$—	$349,109
Accrued expenses	1,130,575	158,930
Convertible Note – related party	300,000	—

Total Current Liabilities	1,430,575	508,039
Deferred underwriting fee	6,525,000	6,525,000

Total Liabilities	7,955,575	7,033,039

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 20,010,000 shares at redemption value ($10.35 and $10.20 per share)	207,091,906	204,102,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 20,010,000 shares subject to redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,002,500 shares issued and Outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(7,756,577)	(5,750,110)

Total Shareholders’ Deficit	(7,756,077)	(5,749,610)

Total Liabilities, Redeemable Shares and Shareholders’ Deficit	$207,291,404	$205,385,429

The accompanying notes are an integral part of these financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the period April 22, 2021 (inception) through December 31, 2021
Administrative fee - related party	$240,000	$40,000
General and administrative expenses	1,755,131	186,554

Total expenses	1,995,131	226,554

Other Income
Realized and unrealized gains on investments held in the Trust Account	2,978,570	11,336

Total other income	2,978,570	11,336

Net income (loss)	$983,439	$(215,218)

Class A ordinary shares - weighted average shares outstanding, basic and diluted	20,010,000	2,903,335

Class A ordinary shares - Basic and diluted net income (loss) per shares	$0.04	$(0.03)

Class B ordinary shares - weighted average shares outstanding, basic and diluted	5,002,500	5,002,500

Class B ordinary shares - Basic and diluted net income (loss) per share	$0.04	$(0.03)

The accompanying notes are an integral part of these financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	5,002,500	$500	$—	$(5,750,110)	$(5,749,610)
Net income	—	—	—	983,439	983,439
Remeasurement of Class A ordinary shares to redemption value	—	—	—	(2,989,906)	(2,989,906)

Balance, December 31, 2022	5,002,500	$500	$—	$(7,756,577)	$(7,756,077)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – April 22, 2021	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000
Surrender of Class B ordinary shares	(1,437,500)	(144)	144	—	—
Issuance of Class B ordinary shares	—	690,000	(69)	—	—
Issuance of Private Placement Warrants	—	—	8,638,500	—	8,638,500
Fair Value of Public Warrants	—	—	5,599,799	—	5,599,799
Fair Value of Underwriter Shares in excess of cost	—	—	623,500	—	623,500
Issuance of Underwriter Shares	—	—	500,000	—	500,000
Issuance costs	—	—	(378,105)	—	(378,105)
Remeasurement of Class A ordinary shares to redemption value	—	—	(15,008,194)	(5,534,892)	(20,543,086)
Net loss	—	—	—	(215,218)	(215,218)

Balance – December 31, 2021 (as revised, see Note 2)	5,002,500	$500	$—	$(5,750,110)	$(5,749,610)

The accompanying notes are an integral part of these financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.
STATEMENTS OF CASH FLOWS

		For the period
		April 22, 2021
	For the Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$983,439	$(215,218)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Realized and unrealized gains on investments held in the Trust Account	(2,978,570)	(11,336)
Changes in operating assets and liabilities:
Prepaid expenses	183,022	(331,557)
Accrued offering costs	(349,109)	349,109
Accrued expenses	971,645	158,930
Net cash used in operating activities	(1,189,573)	(50,072)
Cash flows from investing activities:
Funds deposited into the Trust Account	—	(204,102,000)
Net cash used in investing activities	—	(204,102,000)

Cash flows from financing activities:
Proceeds from sale of units	—	200,010,000
Proceeds from sale of warrants	—	8,638,500
Offering costs	—	(4,085,626)
Proceeds from sale of Representative Shares	—	500,000
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Proceeds from Sponsor note	—	300,000
Repayment of Sponsor note	—	(300,000)
Proceeds from related party funding	4,734	332,026
Repayment of related party funding	—	(332,026)
Proceeds from convertible note – related party	300,000	—

Net cash provided by financing activities	304,734	205,087,879

Net change in cash	(884,839)	935,802
Cash at beginning of period	935,802	—

Cash at end of period	$50,963	$935,802

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Deferred underwriting commissions	$—	$6,525,000
Initial classification of Class A ordinary shares subject to possible redemption	$—	$204,102,000
Remeasurement of Class A ordinary shares to redemption value	$2,989,906	$20,543,086
The accompanying notes ar
e
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through December 31, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and search for an acquisition target. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Additionally, simultaneously with the closing of the Initial Public Offering, pursuant to a Subscription Agreement, dated November 22, 2021, by and between the Company and Mizuho Securities USA LLC, the representative of the underwriters (“Mizuho”), the Company completed the private sale of an aggregate of

150,000
Class B ordinary shares of the Company, par value $
0.0001
per share (the “Representative Shares”), at a purchase price of approximately $
3.33
per Representative Share, generating gross proceeds to the Company of $
500,000
.
No
underwriting discounts or commissions were paid with respect to such sale. The issuance of the Representative Shares was made pursuant to the exemption from registration contained in Section
4
(a)
(2)
of the Securities Act of
1933
, as amended (the “Securities Act”) (see Notes
5
and
6)
.
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
As of November 26, 2021, transaction costs amounted to $11,274,404 consisting of $3,480,000 of underwriting fees, $6,525,000 of deferred underwriting fees, $645,904 of Initial Public Offering costs and $623,500 representing the excess of fair value over the purchase price of Founder Shares purchased by the underwriter (see Note 5). These costs were charged to additional paid-in
capital upon completion of the Initial Public Offering. As described in Note 6, the $6,525,000 deferred underwriting commission is contingent upon the consummation of a Business Combination within 18 months of the Initial Public Offering (or up to 21 months from the Initial Public Offering if the Company extends the period of time to consummate a Business Combination), unless the time period to consummate a Business Combination is extended pursuant to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”).
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
If the Company has not completed a Business Combination within
18
months from the closing of the Initial Public Offering (or
up to 21 months from the Initial Public Offering if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Going Concern Consideration
As of December 31, 2022, the Company had cash of $50,963
, a working capital deficiency of $1,231,077

and $207,091,906 of Investments in the Trust Account to be used for its Business Combination or to repurchase or redeem Public Shares in connection therewith.
The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors, the Sponsor or their respective affiliates may, but are not obligated to, loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.
If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, or if the Company’s shareholders approve an extension to the mandatory liquidation date beyond 21 months from the closing of the Public Offering, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company does not complete a Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
If the Company does not consummate a Business Combination by 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if the Company extends the period of time to consummate a Business Combination), there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if the Company extends the period of time to consummate a Business Combination). The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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
NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the financial statements of the Company as of and for the year ended December 31, 2022, the Company determined that certain revisions should be made to the December 31, 2021 financial statements.
These revisions did not impact total assets, total liabilities, total shareholders’ deficit, the statements of operations or the statements of cash flows.
S
TATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Total Shareholders’	Adjustments	Total Shareholders’ Deficit (as revised)
	Deficit (as previously presented)
Balance – April 22, 2021
Issuance of Class B ordinary shares to Sponsor	25,000	—	25,000
Surrender of Class B ordinary shares	—	—	—
Issuance of Class B ordinary shares	—	—	—
Issuance of Private Placement Warrants	8,623,539	14,961	8,638,500
Fair Value of Public Warrants	5,302,580	297,219	5,599,799
Fair Value of Underwriter Shares in excess of cost	—	623,500	623,500
Issuance of Underwriter shares	—	500,000	500,000
Issuance costs	—	(378,105)	(378,105)
Remeasurement of Class A ordinary shares to redemption value	(19,461,011)	(1,057,575)	(20,543,086)
Net loss	(215,218)	—	(215,218)

Balance – December 31, 2021	$(5,749,610)		(5,749,610)

NOTE
3
 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and to the rules and regulations of the SEC.
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

Investments held in the Trust Account
Investments held in the Trust Account were $207,091,906 and $204,113,336 at Decemb er 31, 2022 and December 31, 202
1
, respectively.

The Company’s portfolio of investments is comprised of U.S. government securities and generally have a readily determinable fair value and are recognized at fair value. Investments are presented on the balance sheet at fair value at the end of each reporting period
.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $11,274,404 consist principally of costs incurred in connection with preparation for the Initial Public Offering.
Class A ordinary shares subject to possible redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021, the ordinary shares subject to possible redemption in the amount of $207,091,906 and $204,102,000, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by changes against additional paid-in
capital and accumulated deficit.
As of December 31, 2022 and 2021, Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$200,100,000
Less:
Proceeds allocated to Public Warrants	(5,599,898)
Offering costs related to Class A ordinary shares subject to possible redemption	(10,941,287)
Plus:
Remeasurement of Class A ordinary shares to redemption value	20,543,086

Class A ordinary shares subject to possible redemption – December 31, 2021	204,102,000
Remeasurement of Class A ordinary shares to redemption value	2,989,906
Class A ordinary shares subject to possible redemption – December 31, 2022	$207,091,906

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.
The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022 Class A	For the Year Ended December 31, 2022 Class B	For the Period from April 22, 2021 through December 31, 2021	For the Period from April 22, 2021 through December 31, 2021
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	786,751	196,688	(79,500)	(135,718)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,010,000	5,002,500	2,930,335	5,002,500

Basic and diluted net income (loss) per share	$0.04	$0.04	$(0.03)	$(0.03)

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets as of December 31, 2022 and 2021, primarily due to their short-term nature.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Derivative Finan
ci
al Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment.
Stock Compensation
The Company accounts for stock compensation in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE
4
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
5
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
Additionally, simultaneously with the closing of the Initial Public Offering, pursuant to a Subscription Agreement, dated November 22, 2021, by and between the Company and Mizuho, the Company completed the private sale of an aggregate of 150,000 Class B ordinary shares of the Company, par value $0.0001 per share, at a purchase price of approximately $3.33 per Representative Share, generating gross proceeds to the Company of $500,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Representative Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act (see Notes 5 and 6).
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
NOTE
6
 — RELATED PARTIES
Founder Shares
On May 6, 2021, the Sponsor received 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for the payment of $25,000 of deferred offering costs. On October 28, 2021, the Sponsor surrendered and forfeited 1,437,500 Founder Shares for no consideration, following which the Sponsor held 4,312,500 Founder Shares. On November 22, 2021, the Company issued 690,000 Founder Shares to the Sponsor with such issue being made by way of a bonus share issue for no consideration, following which the Sponsor holds an aggregate of 5,002,500 Founder Shares. The Sponsor surrendered and forfeited 150,000 Founder Shares at no cost, and Mizuho purchased 150,000 Founder Shares, for an aggregate purchase price of $500,000, in connection with the closing of the Initial Public Offering (see Note 6). The Company accounted for the excess $623,500 of fair value $1,123,500 over the purchase price $500,000 as an offering cost with an offset to additional paid-in
capital.
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

On June 30, 2021, the Sponsor granted units to three of the Company’s directors equivalent to 75,000 Founder Shares which will be convertible into Class A ordinary shares following the consummation of the Company’s initial Business Combination which is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the units were deemed to be de minimis. The units were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the units is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of
December 31
, 2022, the Company determined that a Business Combination is not considered probable and therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of units times the grant date fair value per share.
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
General and Administrative Services
Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. On March 11, 2022, the monthly fee was increased to $20,000 in consideration of the Sponsor’s payment of the fixed retainer fee payable to Indus LLP (see “Services Agreement” above) in addition to the payment for office space, utilities and secretarial and administrative support provided by the Sponsor. This change was applied retroactively for the months of November and December 2021. As such,
$240,000 and $40,000
was incurred and paid to the Sponsor for the year ended December 31, 2022 and the period ended December 31, 2021, respectively, related to these services.
Promissory Note — Related Party
On May 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering.
During 2021, the Company borrowed $300,000
from the Sponsor and repaid it in conjunction with the consummation of the Initial Public Offering. The Promissory Note was repaid at the Initial Public Offering. As of December 31, 2022 and 2021, there were no amounts outstanding under the Promissory Note.
Convertible Promissory Note – Related Party
In order to finance transaction costs in connection with a Business Combination, on June 20, 2022, the Sponsor agreed to loan the Company up to $1,500,000 in the form of
non-interest
bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the Company may convert the unpaid principal balance into warrants (“Conversion Warrants”) to purchase Class A ordinary shares at a conversion price equal to
$1.00
per Conversion Warrant. The Conversion Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The conversion feature is accounted for in equity as the Conversion Warrants are identical to the Private Placement Warrants, which are accounted for in equity. As of December 31, 2022 and 2021, the Company had

$
300,000
and $
0
,
respectively, of borrowings under the convertible promissory note.
Due
from/to Sponsor
During 2021, the Sponsor advanced $332,026 to the Company, and the Com
p
any repaid it in conjunction with the consummation of the Initial Public Offering.
In
connection with the settlement of funds
fro
m the Initial Public Offering in 2021, there was an excess amount of funds retained by the Sponsor of $4,734. This balance was settled in 2022.
NOTE
7
 — COMMITMENT
S
AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up
restrictions. Notwithstanding the foregoing, the registration rights relating to the Founder Shares and the Private Placement Warrants held by Mizuho shall comply with the requirements of FINRA Rule 5110(g)(8)(B)-(D), namely that Mizuho may not exercise its demand and “piggy-back” registration rights after five and seven years, respectively, from the Initial Public Offering and may not exercise its demand right on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Representative’s Ordinary Shares
The Sponsor surrendered and forfeited 150,000 Founder Shares at no cost, and Mizuho purchased 150,000 Founder Shares, for an aggregate purchase price of $500,000, in connection with the closing of the Initial Public Offering. Mizuho will be subject to the same restrictions and other agreements of the Sponsor with respect to the Founder Shares. The Founder Shares purchased by Mizuho will not, however, be subject to the same concessions as those applied to the Founder Shares held by the Sponsor in accordance with the terms of a Business Combination.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of Initial Public Offering to purchase up to 2,610,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The over-allotment option was exercised in full.
The underwriters received a cash underwriting discount of $3,480,000 in the aggregate, payable upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $6,525,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Tr ust
Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Certain Engagements in Connection with the Merger
Mizuho is acting as a financial advisor to the Company in connection with the Merger. In connection with such engagement, Mizuho will receive fees and expense reimbursement customary for a financial advisory engagement (subject to the terms and conditions of its engagement letter with the Company).
Mizuho (together with its affiliates) is a full-service financial institution engaged in various activities, which may include sales and trading, commercial and investment banking, advisory, investment management, wealth management, investment research, principal investment, lending, financing, hedging, market making, brokerage and other financial and non-financial activities and services. In addition, Mizuho and its affiliates may provide investment banking services and other commercial dealings to Roadzen, New Roadzen and their respective affiliates in the future, for which they would expect to receive customary compensation. In the ordinary course of their business activities, Mizuho and its affiliates, officers, directors, and employees may make or hold a broad array of investments and actively trade debt and equity securities (or related derivative securities) and financial instruments (including bank loans) for their own account and for the accounts of their customers. Such investments and securities activities may involve securities and/or instruments of Roadzen, New Roadzen or their respective affiliates. Mizuho and its affiliates may also make investment recommendations and/or publish or express independent research views in respect of such securities or financial instruments and may hold, or recommend to clients that they acquire, long and/or short positions in such securities and instruments. Mizuho, as the underwriter of the Initial Public Offering, is entitled, pursuant to the terms of the underwriting agreement, to receive a deferred underwriting commission of $6,525,000, and to receive a fee of $2,500,000 pursuant to the terms of its financial advisory engagement letter with the Company, in each case payable upon completion of the merger.
The Company entered into a formal engagement with Marco Polo Securities Inc., a registered broker dealer (“Marco Polo”)
,
with regards to the Merger with Roadzen, pursuant to which Marco Polo will be entitled to receive a $2,500,000 success fee upon consummation of the Merger and customary expense reimbursements.
NOTE
8
 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue
1,000,000
preference shares with a par value of $
0.0001
per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and

2021, there were no Class A ordinary shares issued or outstanding (excluding the 20,010,000 shares recorded as temporary equity).
Class B Or
dina
ry Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and

2021, there were 5,002,500 Class B ordinary shares issued and outstanding.
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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greate
r o
f the Market Value and the Newly Issued Price.
NOTE 9 — FAIR VALUE MEASUREMENTS
The fair value of the warrants at the Initial Public Offering date was $10,434,787. The significant assumptions used to determine the fair value were 12% volatility, no dividends, risk fee rate of 0.075% and a duration of 5 years.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021
,
and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level	December 31, 2022	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$207,091,906	$204,113,336
Level 1 assets include investments in U.S. Treasury secu
r
ities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 10, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vahanna Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Roadzen, Inc., a Delaware corporation (“Roadzen”).
Pursuant to the terms of the Merger Agreement, at the closing (the “Closing”) of the transactions contemplated thereby (the “Transactions”), a business combination between the Company and Roadzen will be effected through the merger of Merger Sub with and into Roadzen, with Roadzen surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company will change its name to Roadzen Inc. (“New Roadzen”). The Merger is expected to close during the second quarter of 2023, subject to
customary closing conditions, including the receipt of certain governmental approvals and the required approval by the shareholders of Vahanna and Roadzen.
Immediately prior to the effective time of the Merger (the “Effective Time”), each outstanding share of Roadzen common stock, including common stock converted from Existing Roadzen Preferred Stock (as defined below) immediately prior to the closing (collectively, the “Existing Roadzen Common Stock”), will be cancelled and converted into the right to receive a pro rata portion (on a fully-diluted basis) of an aggregate amount of 68,300,000 ordinary shares of New Roadzen, par value $0.0001 per share (“New Roadzen Ordinary Shares”). In addition, a certain number of the 68,300,000 New Roadzen Ordinary Shares will be reserved for future issuance following the Closing upon conversion, exercise, vesting and/or settlement of certain Roadzen RSUs (as defined below), Roadzen Warrants, and Roadzen Additional Equity Securities (as defined below) that will be assumed by New Roadzen at the Closing, in each case, pursuant to the terms and subject to the conditions set forth in the Merger Agreement. Each share of Existing Roadzen Common Stock owned by Roadzen as treasury stock will be canceled for no consideration.
Pursuant to the terms of the Merger Agreement, if the holders of less than 12,000,000 Class A ordinary shares have validly elected to redeem such shares as of two (2) business days immediately prior to the meeting of Company shareholders convened for the purposes of obtaining shareholder approval of the Merger (the “Company Shareholder Meeting”), and following (and subject to) receipt of shareholder approval of the Domestication (as defined below) at the Company Shareholder Meeting (the “Domestication Proposal”), at least one (1) business day prior to the Merger, Vahanna will continue out of the British Virgin Islands and become domesticated as a corporation in the State of Delaware (the “Domestication”) pursuant to Section 184 of the BVI Business Companies Act and Section 388 of the General Corporation Law of the State of Delaware (as amended), respectively, and in connection therewith, adopt, upon the Domestication taking effect, a certificate of incorporation (the “Interim Charter”) in place of the memorandum and articles of association currently registered by the Registrar of Corporate Affairs in the British Virgin Islands (the “Existing Charter”), and which will remove or amend those provisions of the Existi ng
Charter that terminate or otherwise cease to be applicable as a result of the Domestication.

Assuming the Domestication Proposal is approved, and the Domestication occurs pursuant to the Merger Agreement, concurrent with the consummation of the Merger:

•
each share of Class A Common Stock (as converted from Class A Ordinary Shares pursuant to the Domestication) will convert automatically, on a one-for-one basis,
into one share of common stock, par value $0.0001 per share, of New Roadzen (“New Roadzen Common Stock”);

•
each share of Class B Common Stock (as converted from Class A Ordinary Shares pursuant to the Domestication) of the Company will convert automatically, on a one-for-one basis,
into one share of New Roadzen Common Stock;

•
each Private Placement Warrant previously sold by the Company to the sponsor (as defined below) in connection with its Public Offering will convert automatically, on a one-for-one basis,
into an equivalent warrant of New Roadzen to acquire one share of New Roadzen Common Stock;

•
each redeemable warrant sold as part of the units offered in the Company’s public warrant will convert automatically, on a one-for-one basis,
into an equivalent warrant of New Roadzen to acquire one share of New Roadzen Common Stock; and

•
each unit sold in the Company’s Public Offering will automatically be separated into its underlying shares of New Roadzen Common Stock and public warrants, with any fractional public warrant being forfeited for no consideration.

Equity Conversions
Immediately prior to the Effective Time, each outstanding share of Roadzen’s preferred stock (the “Existing Roadzen Preferred Stock”) will convert into one share of Existing Roadzen Common Stock on a one-for-one basis
(the “Preferred Conversion”).
In addition, as of the Effective Time:

•
each existing Roadzen restricted stock unit (“Roadzen RSU”), whether vested or unvested, that is outstanding immediately prior to the Effective Time, will be assumed and converted into a restricted stock unit of New Roadzen with respect to a pro rata portion (on a fully-diluted basis) of 68,300,000 New Roadzen Ordinary Shares based on the number of shares of Existing Roadzen Common Stock subject to such Roadzen RSU immediately prior to the Effective Time.

•
each existing warrant representing a right to acquire Existing Roadzen Common Stock (“Roadzen Warrant”) that is outstanding immediately prior to the Effective Time will be assumed and converted into an equivalent warrant to acquire a pro rata portion (on a fully-diluted basis) of 68,300,000 New Roadzen Ordinary Shares based on the number of shares of Existing Roadzen Common Stock subject to such Roadzen Warrant immediately prior to the Effective Time.

•
each equity security of Roadzen (other than Existing Roadzen Common Stock, Existing Roadzen Preferred Stock, Roadzen Warrants and Roadzen RSUs) (“Roadzen Additional Equity Security”), whether vested or unvested, that is outstanding immediately prior to the Effective Time will be assumed and converted into an equivalent security with respect to a pro rata portion (on a fully-diluted basis) of 68,300,000 New Roadzen Ordinary Shares based on the number of shares of Existing Roadzen Common Stock subject to such Roadzen Additional Equity Security immediately prior to the Effective Time.

Representations and Warranties
The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) corporate organization and qualification, (b) capital structure, (c) authorization to enter into the Merger Agreement, (d) financial statements, (e) absence of undisclosed liabilities, (f) consents and governmental approvals, (g) permits, (h) material contracts, (i) absence of changes, (j) litigation, (k) compliance with applicable laws, (l) employee plans, (m) environmental matters, (n) labor matters and (o) insurance. The representations and warranties of the parties do not survive the Closing.
Covenants
The Merger Agreement includes covenants of Roadzen with respect to the operation of the business prior to the consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, (a) to make appropriate filings pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), (b) the use of reasonable best efforts to consummate the Merger as promptly as practicable and (c) preparation and filing of a registration statement on
Form S-4 relating
to the Merger and containing a proxy statement of the Company (the “Registration Statement / Proxy Statement”).

The Merger Agreement also contains exclusivity provisions prohibiting (a) Roadzen and its subsidiaries from initiating, soliciting, entertaining or otherwise knowingly encouraging an Acquisition Proposal (as defined in the Merger Agreement) (subject to limited exceptions specified therein) or entering into any contracts or agreements in connection therewith and (b) the Company from issuing an indication of interest, memorandum of understanding, letter of intent or other similar agreement with respect to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination other than with respect to the transactions with Roadzen contemplated by the Merger Agreement.
New Incentive Plan
In connection with the Closing, the Company will adopt the New Incentive Plan (as defined in the Merger Agreement) subject to the Company’s receipt of requisite shareholder approval.
Conditions to Consummation of the Transactions
Consummation of the Transactions is generally subject to customary conditions of the respective parties, and conditions customary to special purpose acquisition companies, including (a) expiry or termination of all applicable waiting periods under HSR, (b) the absence of any law or governmental order, threatened or pending, preventing the consummation of the Merger, (c) the effectiveness of the Registration Statement / Proxy Statement, (d) the New Roadzen Ordinary Shares to be issued in the Merger having been listed on the Nasdaq Stock Exchange LLC (“Nasdaq”) upon the Closing, and otherwise satisfying the applicable listing requirements of Nasdaq, (e) receipt of shareholder approval from shareholders of each of the Company and Roadzen for consummation of the Merger, (f) funds of at least $50,000,000 being available to the Company (after giving effect to payments in respect of any redemptions by the Company’s shareholders in connection with the Merger and any financing received by Roadzen or the Company prior to Closing, and prior to an payment of any unpaid transaction expenses of the parties), (g) the consummation of the Domestication, if applicable, (h) the consummation of Roadzen’s acquisitions of Global Insurance Management Limited and National Automobile Club, each of which Roadzen has signed a definitive agreement to acquire, and (i) receipt of executed Lock-up Agreements
from equityholders of Roadzen. In addition, Roadzen also has the right to not consummate the Merger if the Company has net tangible assets following the redemptions of less than $5,000,001.
Termination
The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing, including by mutual written consent, by written notice from either the Company or Roadzen to the other if the Company’s or Roadzen’s shareholders have not approved the Merger Agreement and the transaction contemplated thereby, or if the Transactions have not been consummated on or prior to August 26, 2023 (subject to extensions for delays as set forth in the Merger Agreement).
A copy of the Merger Agreement is filed with the Company’s Current Report on
Form 8-K filed
with the SEC on February 15, 2023 as Exhibit 2.1 and is incorporated herein by reference. The foregoing description of the Merger Agreement and the Transactions is not complete and is subject to, and qualified in its entirety by, reference to the actual agreement. The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Merger Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. In particular, the assertions embodied in the representations and warranties in the Merger Agreement were made as of a specified date, are modified or qualified by information in one or more confidential disclosure schedules prepared in connection with the execution and delivery of the Merger Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Merger Agreement are not necessarily characterizations of the actual state of facts about the Company, Roadzen or the other parties at the time they were made or otherwise and should only be read in conjunction with the other information that the Company makes publicly available in reports, statements and other documents filed with the SEC.
Support Agreement
In connection and concurrent with the execution of the Merger Agreement, certain holders representing (a) at least a majority of the outstanding shares of Existing Roadzen Common Stock and of Existing Roadzen Preferred Stock, voting together as a single class, and (b) at least a majority of the outstanding shares of Existing Roadzen Preferred Stock, voting as a separate class, (collectively, the “Supporting Holders”) entered into a Support Agreement with the Company (the “Support Agreement”). Under the Support Agreement, the Supporting Holders agreed, among other things, to execute and deliver a written consent (a) adopting the Merger Agreement and the consummation of the Transactions, and (b) to effect the Preferred Conversion, in each case, not later than three (3) business days after the Registration Statement / Proxy Statement is declared effective by the SEC.

Sponsor Support Agreement
In connection and concurrent with the execution of the Merger Agreement, the Sponsor and Roadzen entered into a support agreement with the Company (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, the Sponsor agreed to, among other things, (a) vote all ordinary shares of the Company owned by it in favor of (i) the Transactions and (ii) any proposals made by the Company to facilitate or in furtherance of the Transactions, (b) appear at any Company shareholder meeting called regarding the Transactions for purposes of constituting a quorum, (c) vote against any proposals that would materially impede the transactions contemplated by the Merger Agreement, and (d) waive certain of its anti-dilution and conversion rights.
Lock-up Agreements
In connection with the execution of the Merger Agreement, certain holders of Existing Roadzen Common Stock and Existing Roadzen Preferred Stock entered into certain lock-up agreements
(the “Lock-up Agreements”)
with the Company and Roadzen. Prior to the Closing, Roadzen is obligated to use reasonable best efforts to cause all remaining equityholders of Roadzen to enter into a Lock-up Agreement.
Pursuant to
the Lock-up Agreements,
certain holders of Restricted Securities (as defined therein) have agreed, among other things, to be subject to a lock-up period
which will last from the Closing until the earliest of (x) the one (1) year anniversary of consummation of the Merger, (y) the date that the closing price of the New Roadzen Ordinary Shares equals or exceeds $12.00 (as adjusted for share recapitalizations, subdivisions, reorganizations, recapitalizations and the like), for twenty (20) trading days within any thirty (30) trading day period following the 150th day following the Merger and (z) the consummation of a liquidation, merger, capital share exchange, reorganization, tender or exchange offer as the first step of a two-step transaction
or other similar transaction that results in all of New Roadzen’s shareholders having the right to exchange their New Roadzen Ordinary Shares for cash, securities or other property; provided, however, that equityholders of Roadzen that held less than 5% of the equity securities of Roadzen (on a fully diluted basis) immediately prior to the Closing will be permitted to tra ns
fer and/or sell up to 25% of their New Roadzen Ordinary Shares after the date that is six (6) months following the consummation of the Merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Karan Puri	59	Chief Executive Officer
Saurav Adhikari	64	Chairman
Raahim Don	46	Chief Financial Officer
Ajay Shah	63	Director
Diane B. Glossman	67	Director
Abha Kumar	70	Director
Rangarajan Sundaram	61	Director

Karan Puri, Chief Executive Officer

Karan Puri, our Chief Executive Officer, is an entrepreneur, investor and global business leader with rich and varied experience in the technology sector. He co-founded Axiscades (formerly called IT&T), India’s leading IT infrastructure management services company, in 1990, and took it public at the age of 37 before selling a part of the business in 2003 to iGate Corp. (now part of Cap Gemini). As an entrepreneur, Mr. Puri was also instrumental in setting up several new businesses like India’s first computerized cross-location ticketing network as a joint venture with Tickets.com UK. He also set up a technology incubation center in partnership with the Indian Institute of Technology (IIT), Delhi. He has more than 30 years of experience in global executive and leadership positions in IT and technology enabled services sectors across India, Europe and the U.S. He has consistently managed shareholders and analysts for global IT players bringing credibility and experience in raising funds in the capital markets, both in India and the U.S.

He was a senior leader with DXC Technology (formed through the merger of CSC and HP Services), where he was Executive Vice President and General Manager managing the Americas region with approximately US$10 billion in revenue for the year ended March 31, 2019 and with approximately 70,000 employees as of March 31, 2019 across operations in the U.S., Canada, Mexico, Chile, Argentina, Columbia, Venezuela, Brazil and India. Prior to DXC, he was a Senior Corporate Officer at HCL Technologies Limited (“HCL”), one of the leading India based IT services companies with revenue in excess of US$10 billion for the year ended March 31, 2021 and market capitalization of approximately US$34.5 billion as of May 21, 2021. He managed the business in the United States, with revenue in excess of US$3 billion for the year ended March 31, 2017, and earlier in Europe as well, across several industry verticals. He earned an MBA in Marketing and Economics, from Punjab Agricultural University, India and a Bachelor’s degree in science from Punjab University, India. Mr. Puri has served as our Chief Executive Officer since June 2021.

Saurav Adhikari, Chairman

Saurav Adhikari, Chairman of our board of directors, is a senior global business leader with approximately four decades of deep domain expertise in global businesses, across technology, fast-moving consumer goods (“FMCG”), and consumer durables sectors in global markets. During the last two decades, he has served in the technology sector with HCL, a global technology solutions provider. He has served as the founding President of HCL’s startup corporate networking firm, has led a team as President of HCL’s BPO North America business that established IT enabled services business worth hundreds of millions of dollars, and has worked on several inorganic investments in technology and software worth hundreds of millions of dollars, including the acquisition of Actian (transaction value US$330 million), carve-outs of multiple IBM product suites, a joint venture between HCL and CSC, and an acquisition of 51% ownership in BPO and Software joint venture DSL Software in India. This helped HCL pivot to a leading intellectual property led solutions company. From 2000 to 2019, Mr. Adhikari held various executive positions, the last being President, Corporate Strategy, working directly with the Founder & Chairman with oversight across the group’s business, as well as the not-for-profit Shiv Nadar Foundation.

Mr. Adhikari is currently a board member of Goodricke Group Ltd, an owner-operator of tea farms across India and publicly traded on the National Stock Exchange (“NSE”) of India and the Bombay Stock Exchange (“BSE”), Accelya Solutions India Ltd., a technology solutions provider to the air transport industry and publicly traded on the NSE and BSE, and Bridgeweave Ltd, UK, an AI-based financial technology (“fintech”) company. He works as a technology advisor and investor with interests across AI-based fintech and healthcare firms, as well as analytics, IoT and logistics firms. He also serves as a Senior Advisor to the Shiv Nadar Foundation’s not-for-profit institutions and was a board member of Shiv Nadar University, India until July 2022. His prior experience also includes several global senior leadership and executive roles across Unilever, PepsiCo and Groupe SEB. Mr. Adhikari received his MBA from Jamnalal Bajaj Institute of Management Studies at University of Mumbai, his Bachelor’s in Arts (Honors) in Economics from Delhi University, India, and his AMP from INSEAD Fontainebleau, France. Mr. Adhikari has served as our Chairman since June 2021.

Raahim Don, Chief Financial Officer

Raahim Don, our Chief Financial Officer, is a private equity veteran with decades of experience. Mr. Don has primarily aided middle market companies through their growth stage and has helped them expand into international and emerging markets, both in the public and private arena. Mr. Don has a track record of investing in disruptive technology companies and has extensive experience as a board director.

Since 2015, Mr. Don has previously served as a managing partner of Lasso Capital Partners Management. Mr. Don was also the interim CFO and is currently a non-executive board member for a large New York City real estate family office, Delshah Capital, that he helped take public. Prior to that, he founded Saffron Capital, a cross-border private equity fund and was previously a managing director at Marco Polo Partners. Mr. Don started his career at Credit Suisse (First Boston) in investment banking.

Mr. Don holds a Master of Science in Management Information Systems from the London School of Economics & Political Science and a Bachelor of Science in Economics from the University of Manchester. Mr. Don has served as our Chief Financial Officer since October, 2021.

Ajay Shah, Director

Ajay Shah, our director,

was a managing partner at Silver Lake Silver Lake Sumeru, a global private equity investment firm from 2007 to 2021, and was the co-founder and Managing Partner of the firm’s middle market growth fund, Silver Lake Sumeru. Mr. Shah served as Chairman of the board of SMART Global Holdings (“SGH”), a publicly-held Silver Lake portfolio company that he co-founded in 1989. He previously served as President and Chief Executive Officer of SGH from February 1989 to December 2000 and then again from June 2018 to August 2020. He also previously served as the CEO of Maui Greens, an early-stage agriculture technology company. He also currently serves on the boards of directors of a number of private technology companies including Maui Greens, Mercury Healthcare (f/k/a Healthgrades) and Vast Data. Mr. Shah previously served on the boards of many public and private technology companies including Magellan Navigation, Inc., AVI-SPL, Inc., CMAC MicroTechnology, Flex, Ingenient Technologies Inc., Power-One, Inc., PulseCore Semiconductor, Spansion Inc and others. In the not-for-profit sector, he serves on the board of the National Audubon Society and the governing board of the Indian School of Business (ISB).

Mr. Shah has a B.S. in Engineering from the University of Baroda, India and an M.S. degree in Engineering Management from Stanford University. Mr. Shah has served as our director since November, 2021.

Diane B. Glossman, Director

Diane B. Glossman, our director, spent 25 years as a research analyst, retiring as a Managing Director and head of U.S. bank and brokerage research at UBS. Prior to UBS, Ms. Glossman was co-head of global bank research and head of internet financial services research at Lehman Brothers. Prior to that, she was co-head of U.S. bank stock research at Salomon Brothers for nine years. Over her sell side research career, she specialized in money center banks, trust banks and broker dealers, covering all aspects of banking, fintech and financial services. She was a multiple-time member of Institutional Investor’s All-America Research Team. During her decade on the buy-side, she was responsible for coverage of all financials along with a variety of other industry sectors. She has served as a member of the Board of Directors of Barclays Bank Delaware since June 2016 and chaired its Audit Committee since December 2018. She has also served as a member of the advisory board of Barclays US LLC since its inception in April 2015, and since the advisory board’s upgrade into the board of directors, as a member of the board of directors, as chair of the Audit Committee and as a member of the Governance Committee. In addition, since August 2014, she has served as a member of the board of directors, the chair of the Nominations and Governance Committee and various committees of Live Oak Bancshares, a North Carolina-based bank with more than US$8 billion of assets as of March 2021, and assisted in its initial public offering.

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

Abha Kumar, Director

Abha Kumar, our director, has over thirty years of operational experience delivering technology at enterprise scale at The New York Times, Dow Jones & Co., and most recently at Vanguard, the second largest mutual fund company in the world. She is experienced in the fields of risk mitigation, cyber, cloud, and emerging technologies such as AI / machine learning (“ML”) and blockchain. As Principal at Vanguard (2007-2019), she served as CIO for corporate and international systems and as head of the global sourcing office, where she established and led the first shared-services business unit with eight offshore centers in Europe and Asia. Prior to her role at Vanguard, Ms. Kumar was Vice President and Divisional CIO at Dow Jones & Co. (1999-2007), creating innovative strategies to drive change and reduce operating costs. From 1986 to 1999, she was Group Director at The New York Times, where she co-led a program to consolidate and modernize financial and human resources functions. Currently, she serves on the board of Binary and notify.io, the Management Advisory Board at Berkeley College, New York, and the Advisory Board of Shanti Bhavan, a nonprofit residential education program for children from disadvantaged communities in India.

During her time at Vanguard, Ms. Kumar founded the Leadership and Engagement for Asian Professionals (“LEAP”) and served on Vanguard’s corporate Diversity Leadership Team and Talent Oversight Team for seven years. She speaks internationally on diversity, leadership and the future of work. She received the Inspirational Women Leaders award by Roshni Media and the 2018 American Business Association’s Gold Stevie® award for “Visionary for Creating Ecosystems of Tomorrow.” Ms. Kumar graduated from Birla Institute of Technology and Science, Pilani, India and has a Masters from Tata Institute of Social Sciences, Mumbai, India. Ms. Kumar has served as our director since October, 2021.

Rangarajan Sundaram, Director

Rangarajan Sundaram, our director, has over 30 years of academic experience with a deep finance research background and is currently at NYU Stern School of Business as the Dean and Professor of Credit and Debt Markets. His experience in finance spans a number of areas including corporate finance, derivatives pricing, agency problems, executive compensation and credit risk. He has also published extensively in mathematical economics, decision theory, and game theory with his research appearing in leading academic journals in finance and economics, as well as in several practitioner- oriented journals. As Dean and Vice Dean previously, he has overseen NYU Stern’s entry into online education and the establishment of several new, high-profile initiatives at the intersection of entrepreneurship and technology. He has been the recipient of several prestigious awards during his time at NYU Stern, including the inaugural Stern’s Distinguished Teaching Award in 2007.

Prior to joining NYU Stern in 1996, Mr. Sundaram was on the faculty of the University of Rochester from 1988 to 1996. He received a Bachelor of Arts degree in economics from the University of Madras, India, an MBA from the Indian Institute of Management, Ahmedabad, and a PhD in economics from Cornell University. Mr. Sundaram has served as our director since October, 2021.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Holders of our Founder Shares have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. Prior to a business combination, the provisions of our Memorandum and Articles of Association relating to the appointment of directors may only be amended by resolution passed by at least a majority of the holders of shares (which shall include an absolute majority of the holders of Founder Shares) which are entitled to vote and are voted in a general meeting of our shareholders provided that such majority includes the affirmative vote of a majority of our Class B ordinary shares which are entitled to vote. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our Founder Shares.

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

•

obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality- control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Nasdaq Rule 5605(e)(2), a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ms. Kumar, Ms. Glossman and Mr. Sundaram. In accordance with Nasdaq Rule 5605(e)(1) (A), all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

The following table is based on 25,012,500 ordinary shares outstanding at March 31, 2023, of which 20,010,000 were Class A ordinary shares and 5,002,500 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Vahanna LLC(2)(3)	4,852,500	19.4%
Karan Puri	—	—
Raahim Don	—	—
Saurav Adhikari	—	—
Ajay Shah	—	—
Diane B. Glossman	—	—
Rangarajan Sundaram	—	—
Abha Kumar	—	—
Highbridge Capital Management, LLC(4)	1,900,950	7.6%
Saba Capital Management, L.P. (5)	1,850,000	7.4%
Calamos Market Neutral Income Fund, a series of Calamos Investment
Trust(6)	1,250,000	5.0%
All officers and directors as a group (seven individuals)	—	—

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1230 Avenue of the Americas, 16th Floor, New York, NY 10020.

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

(4)

According to a Schedule 13G/A filed on January 31, 2023, on behalf of Highbridge Capital Management, LLC, the aforementioned entity has beneficial ownership of the securities reported above and the business address of such entity is 277 Park Avenue, 23rd Floor, New York, NY 10172.

(5)

According to a Schedule 13G/A filed on February 14, 2023, on behalf of Saba Capital Management, L.P., Saba Capital Management GP, LLC and Boaz R. Weinstein, the aforementioned persons have beneficial ownership of the securities reported above and the business address of each such person is 405 Lexington Avenue, 58th Floor, New York, NY 10174.

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

Our sponsor purchased an aggregate of 8,638,500 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $8,638,500 in the aggregate, in a private placement that closed simultaneously with the closing of the Public Offering. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares or Private Placement Warrants, which will expire worthless if we do not consummate a business combination within the allotted 18-month period (or up to a 21-month period from the closing of the Public Offering if we extend the period of time to consummate a business combination).

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

On March 11, 2022, we entered into an Amended and Restated Administrative Services Agreement with our sponsor pursuant to which we now pay a total of $20,000 per month for office space, administrative and support services to our sponsor. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months (

or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination), our sponsor will be paid a total of $280,000 (representative of the $10,000 per month paid for the first two months under the Administrative Services Agreement and $20,000 per month for the remaining 13 months) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the initial holders. On June 20, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Convertible Note”), pursuant to which we may borrow up to an aggregate principal amount of $1,500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination) or (ii) the consummation of the initial business combination. As of December 31, 2022 and December 31, 2021, there were $300,000 and $0 outstanding under the Convertible Note, respectively. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the period from April 22, 2021 (inception) through December 31, 2021, and of services rendered in connection with the Public Offering, totaled $145,179. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 totaled $122,106.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from April 22, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for services relating to tax compliance, tax planning and tax advice for the period from April 22, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum for other services for the period from April 22, 2021 (inception) through December 31, 2021 or for the year ended December 31, 2022.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of February 10, 2023, by and among Vahanna Tech Edge Acquisition I Corp., Vahanna Merger Sub Corp. and Roadzen, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2023).

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260748), filed with the SEC on November 4, 2021).

4.2	Specimen Class A Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260748), filed with the SEC on November 4, 2021).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260748), filed with the SEC on November 4, 2021).

4.4	Warrant Agreement between Vahanna Tech Edge Acquisition I Corp. and Continental Stock Transfer & Trust Company, dated as of November 22, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021).

4.5	Description of Securities (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-41094) filed with the SEC on March 31, 2022).

10.1	Letter Agreement, dated November 22, 2021, by and among the Company, its executive officers, its directors and Vahanna LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021).

10.2	Investment Management Trust Agreement, dated November 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021).

10.3	Registration Rights Agreement, dated November 22, 2021, by and among the Company, Vahanna LLC, Mizuho Securities USA LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021).

10.4	Private Placement Warrants Purchase Agreement, dated November 22, 2021, by and between the Company and Vahanna LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021).

10.5	Amended and Restated Administrative Services Agreement, dated March 11, 2022, by and between the Company and Vahanna LLC (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-41094), filed with the SEC on March 31, 2022).

10.6	Support Agreement, dated as of February 10, 2023, by and among the Company and the holders party thereto (Incorporated by reference to Annex C of the Registration Statement on Form S-4 (File No. 333-269747), filed with the SEC on February 14, 2023.

10.7	Subscription Agreement dated November 22, 2021, by and between the Company and Mizuho Securities USA LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021).

10.8	Sponsor Support Agreement, dated as of February 10, 2023, by and among Vahanna LLC, Vahanna Tech Edge Acquisition I Corp. and Roadzen, Inc. (Incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2023).

10.9	Form of Lock-up Agreement (Incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2023).

14.1	Code of Ethics (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260748), filed with the SEC on November 4, 2021).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2023

VAHANNA TECH EDGE ACQUISITION I CORP.

By:	/s/ Karan Puri
Name: Karan Puri
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Saurav Adhikari	Chairman	April 14, 2023

/s/ Karan Puri	Chief Executive Officer	April 14, 2023
(Principal Executive Officer)

/s/ Raahim Don	Chief Financial Officer	April 14, 2023
(Principal Financial and Accounting Officer)

/s/ Ajay Shah	Director	April 14, 2023

/s/ Diane B. Glossman	Director	April 14, 2023

/s/ Abha Kumar	Director	April 14, 2023

/s/ Rangarajan Sundaram	Director	April 14, 2023