Form 10-K/A
period 2022-12-31
Vahanna Tech Edge Acquisition I Corp.
filed 2023-04-27
CIK 1868640

UNITED STATES
SECURITIES AND
EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

COMMISSION FILE
NUMBER 001-40878

VAHANNA TECH EDGE ACQUISITION I CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1600102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1230 Avenue of the Americas, 16 th Floor, New York, NY	10020
(Address of principal executive offices)	(Zip Code)
+(347)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐

Auditor PCAOB ID Number: 688	Auditor Name: Marcum LLP	Auditor Location: Melville, New York, United States of America
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Annual Report on Form

10-K/A

to “we,” “us,” the “Company” or “our company” are to Vahanna Tech Edge Acquisition I Corp., unless the context otherwise indicates.
Vahanna Tech Edge Acquisition I Corp. is filing this Amendment No. 1 on Form

10-K/A

(this “Amendment”) to amend our Annual Report on Form

10-K

for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2023 (the “Original Form

10-K

”), solely to correct typographical errors in Part I, Item 8 of the Original Form

10-K.

Specifically, the figure in the Statement of Operations table, in the line item titled “Class A ordinary shares – weighted average shares outstanding, basic and diluted,” in the column titled “For the period April 22, 2021 (inception) through December 31, 2021” should have stated “2,930,335,” instead of “2,903,335”. Additionally, the Statements of Changes in Shareholders’ Deficit table, in the line item titled “Issuance of Class B ordinary shares,” incorrectly reflects the number of Class B ordinary shares issued in the column titled “Amount” instead of the column titled “Shares,” whereas the figure in the column titled “Amount” should have been “69.” Pursuant to Rule

12b-15

promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we have repeated the entire text of Part I, Item 8 of Form

10-K

in this Amendment. However, there have been no changes to the text of such item other than to correct the typographical error described above.
In addition, the Company is including in this Amendment certifications from its Chief Executive Officer and Chief Financial Officer as required by Rule

13a-14(a)

or Rule

15d-14(a)

under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment. Because this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation

S-K,

paragraphs 4 and 5 of the certifications have been omitted.
Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form

10-K.

Furthermore, this Amendment does not change any previously reported financial results other than to correct the typographical error described above, nor does it reflect events occurring after the filing of the Original Form

10-K.

Accordingly, this Amendment should be read in conjunction with the Original Form

10-K.

i

PART I

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
New York, NY
April 14, 2023

VAHANNA TECH EDGE ACQUISITION I CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$50,963	$935,802
Prepaid expenses	148,535	239,740
Due from Sponsor	—	4,734

Total current assets	199,498	1,180,276
Prepaid expenses	—	91,817
Investments held in Trust Account	207,091,906	204,113,336

Total Assets	$207,291,404	$205,385,429

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued offering costs	$—	$349,109
Accrued expenses	1,130,575	158,930
Convertible Note – related party	300,000	—

Total Current Liabilities	1,430,575	508,039
Deferred underwriting fee	6,525,000	6,525,000

Total Liabilities	7,955,575	7,033,039

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 20,010,000 shares at redemption value ($10.35 and $10.20 per share)	207,091,906	204,102,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 20,010,000 shares subject to redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,002,500 shares issued and Outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(7,756,577)	(5,750,110)

Total Shareholders’ Deficit	(7,756,077)	(5,749,610)

Total Liabilities, Redeemable Shares and Shareholders’ Deficit	$207,291,404	$205,385,429

The accompanying notes are an integral part of these financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the period April 22, 2021 (inception) through December 31, 2021

Administrative fee - related party	$240,000	$40,000
General and administrative expenses	1,755,131	186,554

Total expenses	1,995,131	226,554

Other Income
Realized and unrealized gains on investments held in the Trust Account	2,978,570	11,336

Total other income	2,978,570	11,336

Net income (loss)	$983,439	$(215,218)

Class A ordinary shares - weighted average shares outstanding, basic and diluted	20,010,000	2,930,335

Class A ordinary shares - Basic and diluted net income (loss) per shares	$0.04	$(0.03)

Class B ordinary shares - weighted average shares outstanding, basic and diluted	5,002,500	5,002,500

Class B ordinary shares - Basic and diluted net income (loss) per share	$0.04	$(0.03)

The accompanying notes are an integral part of these financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount

Balance, January 1, 2022	5,002,500	$500	$—	$(5,750,110)	$(5,749,610)
Net income	—	—	—	983,439	983,439
Remeasurement of Class A ordinary shares to redemption value	—	—	—	(2,989,906)	(2,989,906)

Balance, December 31, 2022	5,002,500	$500	$—	$(7,756,577)	$(7,756,077)

	Class B Ordinary Shares		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount

Balance – April 22, 2021	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000
Surrender of Class B ordinary shares	(1,437,500)	(144)	144	—	—
Issuance of Class B ordinary shares	690,000	69	(69)	—	—
Issuance of Private Placement Warrants	—	—	8,638,500	—	8,638,500
Fair Value of Public Warrants	—	—	5,599,799	—	5,599,799
Fair Value of Underwriter Shares in excess of cost	—	—	623,500	—	623,500
Issuance of Underwriter Shares	—	—	500,000	—	500,000
Issuance costs	—	—	(378,105)		(378,105)
Remeasurement of Class A ordinary shares to redemption value	—	—	(15,008,194)	(5,534,892)	(20,543,086)
Net loss	—	—	—	(215,218)	(215,218)

Balance – December 31, 2021 (as revised, see Note 2)	5,002,500	$500	$—	$(5,750,110)	$(5,749,610)

The accompanying notes are an integral part of these financial statements.

VAHANNA TECH EDGE ACQUISITION I CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the period April 22, 2021 (inception) through December 31, 2021

Cash flows from operating activities:
Net income (loss)	$983,439	$(215,218)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Realized and unrealized gains on investments held in the Trust Account	(2,978,570)	(11,336)
Changes in operating assets and liabilities:
Prepaid expenses	183,022	(331,557)
Accrued offering costs	(349,109)	349,109
Accrued expenses	971,645	158,930
Net cash used in operating activities	(1,189,573)	(50,072)
Cash flows from investing activities:
Funds deposited into the Trust Account	—	(204,102,000)
Net cash used in investing activities	—	(204,102,000)
Cash flows from financing activities:
Proceeds from sale of units	—	200,010,000
Proceeds from sale of warrants	—	8,638,500
Offering costs	—	(4,085,626)
Proceeds from sale of Representative Shares	—	500,000
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Proceeds from Sponsor note	—	300,000
Repayment of Sponsor note	—	(300,000)
Proceeds from related party funding	4,734	332,026
Repayment of related party funding	—	(332,026)
Proceeds from convertible note – related party	300,000	—
Net cash provided by financing activities	304,734	205,087,879
Net change in cash	(884,839)	935,802
Cash at beginning of period	935,802	—

Cash at end of period	$50,963	$935,802

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Deferred underwriting commissions	$—	$6,525,000
Initial classification of Class A ordinary shares subject to possible redemption	$—	$204,102,000
Remeasurement of Class A ordinary shares to redemption value	$2,989,906	$20,543,086
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

Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements- Going Concern,” the Company has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after 18 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if the
Company
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
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Total Shareholders		Total
	Deficit (as previously presented)	Adjustments	Shareholders’ Deficit (as revised)

Balance – April 22, 2021
Issuance of Class B ordinary shares to Sponsor	25,000	—	25,000
Surrender of Class B ordinary shares	—	—	—
Issuance of Class B ordinary shares	—	—	—
Issuance of Private Placement Warrants	8,623,539	14,961	8,638,500
Fair Value of Public Warrants	5,302,580	297,219	5,599,799
Fair Value of Underwriter Shares in excess of cost	—	623,500	623,500
Issuance of Underwriter shares	—	500,000	500,000
Issuance costs	—	(378,105)	(378,105)
Remeasurement of Class A ordinary shares to redemption value	(19,461,011)	(1,057,575)	(20,543,086)
Net loss	(215,218)	—	(215,218)

Balance – December 31, 2021	$(5,749,610)		(5,749,610)

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

F-
9

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
Investments held in the Trust Account
Investments held in the Trust Account were $
207,091,906
and $
204,113,336
at Decemb
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
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $
11,274,404
consist principally of costs incurred in connection with preparation for the Initial Public Offering.
Class A ordinary shares subject to possible redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021, the ordinary shares subject to possible redemption in the amount of $
207,091,906
and $
204,102,000
, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
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

F-1
0

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
Warrants
The Company accounts for warrants as either equity-classified or liab
ility-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment.

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
NOTE
7
 — COMMITMENT
S
AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up
restrictions. Notwithstanding the foregoing, the registration rights relating to the Founder Shares and the Private Placement Warrants held by Mizuho shall comply with the requirements of FINRA Rule 5110(g)(8)(B)- (D), namely that Mizuho may not exercise its demand and “piggy-back” registration rights after five and seven years, respectively, from the Initial Public Offering and may not exercise its demand right on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
f the Market Value and the Newly
Issued Price.

NOTE 9 — FAIR VALUE MEASUREMENTS
The fair value of the warrants at the Initial Public Offering date was $
10,434,787
. The significant assumptions used to determine the fair value were
12
% volatility,
no
dividends, risk fee rate of
0.075
% and a duration of
5 years
.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021
,
and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level	December 31, 2022	December 31, 2023
Assets:
Marketable securities held in the Trust Account	1	$207,091,906	$204,113,336
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
(the “Preferred
Conversion”).

In addition, as of the Effective Time:

•
each existing Roadzen restricted stock unit (“Roadzen RSU”), whether vested or unvested, that is outstanding immediately prior to the Effective Time, will be assumed and converted into a restricted stock unit of New Roadzen with respect to a pro rata portion (on a fully- diluted basis) of 68,300,000 New Roadzen Ordinary Shares based on the number of shares of Existing Roadzen Common Stock subject to such Roadzen RSU immediately prior to the Effective Time.

•
each existing warrant representing a right to acquire Existing Roadzen Common Stock (“Roadzen Warrant”) that is outstanding immediately prior to the Effective Time will be assumed and converted into an equivalent warrant to acquire a pro rata portion (on a fully- diluted basis) of 68,300,000 New Roadzen Ordinary Shares based on the number of shares of Existing Roadzen Common Stock subject to such Roadzen Warrant immediately prior to the Effective Time.

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
Covenants
The Merger Agreement includes covenants of Roadzen with respect to the operation of the business prior to the consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, (a) to make appropriate filings pursuant to the Hart-Scott- Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), (b) the use of reasonable best efforts to consummate the Merger as promptly as practicable and (c) preparation and filing of a registration statement on Form
S-4
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

F-1
7

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

The exhibits listed below are or were previously filed or furnished, as applicable, as part of this annual report or are incorporated by reference as indicated.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of February 10, 2023, by and among Vahanna Tech Edge Acquisition I Corp., Vahanna Merger Sub Corp. and Roadzen, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2023) (1).

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021) (1).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260748), filed with the SEC on November 4, 2021) (1).

4.2	Specimen Class A Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260748), filed with the SEC on November 4, 2021) (1).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260748), filed with the SEC on November 4, 2021) (1).

4.4	Warrant Agreement between Vahanna Tech Edge Acquisition I Corp. and Continental Stock Transfer & Trust Company, dated as of November 22, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021) (1).

4.5	Description of Securities (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-41094) filed with the SEC on March 31, 2022) (1).

10.1	Letter Agreement, dated November 22, 2021, by and among the Company, its executive officers, its directors and Vahanna LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021) (1).

10.2	Investment Management Trust Agreement, dated November 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021) (1).

10.3	Registration Rights Agreement, dated November 22, 2021, by and among the Company, Vahanna LLC, Mizuho Securities USA LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021) (1).

10.4	Private Placement Warrants Purchase Agreement, dated November 22, 2021, by and between the Company and Vahanna LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021) (1).

10.5	Amended and Restated Administrative Services Agreement, dated March 11, 2022, by and between the Company and Vahanna LLC (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-41094), filed with the SEC on March 31, 2022) (1).

10.6	Support Agreement, dated as of February 10, 2023, by and among the Company and the holders party thereto (Incorporated by reference to Annex C of the Registration Statement on Form S-4 (File No. 333-269747), filed with the SEC on February 14, 2023 (1).

10.7	Subscription Agreement dated November 22, 2021, by and between the Company and Mizuho Securities USA LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41094), filed with the SEC on November 29, 2021) (1).

10.8	Sponsor Support Agreement, dated as of February 10, 2023, by and among Vahanna LLC, Vahanna Tech Edge Acquisition I Corp. and Roadzen, Inc. (Incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2023) (1).

10.9	Form of Lock-up Agreement (Incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2023) (1).

14.1	Code of Ethics (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-259567), filed with the SEC on September 30, 2021) (1).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934 (1).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934 (1).

31.3*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.4*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1).

32.3*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document.

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Form 10-K, filed with the Commission on April 14, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 27, 2023

VAHANNA TECH EDGE ACQUISITION I CORP.

By:	/s/ Karan Puri
Name:	Karan Puri
Title:	Chief Executive Officer