Form 10-Q
period 2023-03-31
Vahanna Tech Edge Acquisition I Corp.
filed 2023-05-19
CIK 1868640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 19, 2023
, there were 20,010,000 Class A ordinary shares, $0.0001 par value per share, and 5,002,500 Class B ordinary shares, $0.0001 par value per share, outstanding.

Quarterly Report on Form 10-Q

i

VAHANNA TECH EDGE ACQUISITION I CORP.
BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash	$174,419	$50,963
Prepaid expenses	90,748	148,535

Total current assets	265,167	199,498
Investments held in Trust Account	209,296,150	207,091,906

Total Assets	$209,561,317	$207,291,404

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Convertible Note – related party	$975,000	$300,000
Accrued expenses	2,634,523	1,130,575

Total Current Liabilities	3,609,523	1,430,575
Deferred underwriting fee	6,525,000	6,525,000

Total Liabilities	10,134,523	7,955,575

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 20,010,000 shares at redemption value	209,296,150	207,091,906

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 20,010,000 shares subject to redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,002,500 shares issued and Outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(9,869,856)	(7,756,577)

Total Shareholders’ Deficit	(9,869,356)	(7,756,077

Total Liabilities, Redeemable Shares and Shareholders’ Deficit	$209,561,317	$207,291,404

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

General and administrative expenses	$2,053,288	$208,621
Administration fee – related party	60,000	60,000

Total expenses	2,113,288	268,621

Other Income
Other Income
Unrealized and realized gains on investments held in Trust Account	2,204,244	105,741
Other investment income	9	—

Total other income	2,204,253	105,741

Net income	$90,965	$(162,880)

Class A ordinary shares – weighted average shares outstanding, basic and diluted	20,010,000	20,010,000
Class A ordinary shares – Basic and diluted net loss per share	$0.00	$(0.01)
Class B ordinary shares – weighted average shares outstanding, basic and diluted	5,002,500	5,002,500
Class B ordinary shares – Basic and diluted net loss per share	$0.00	$(0.01)
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, January 1, 2023	5,002,500	$500	$—	$(7,756,577)	$(7,756,077)
Net income	—	—	—	90,965	90,965
Remeasurement of Class A ordinary shares to redemption value	—	—	—	(2,204,244)	(2,204,244)

Balance, March 31, 2023	5,002,500	$500	$—	$(9,869,856)	$(9,869,356)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, January 1, 2022	5,002,500	$500	$—	$(5,750,110)	$(5,749,610)
Net loss	—	—	—	(162,880)	(162,880)

Balance, March 31, 2022	5,002,500	$500	$—	$(5,912,990)	$(5,912,490)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$90,965	$(162,880)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized and realized gains on investments held in the Trust	(2,204,244)	(105,741)
Change in operating assets and liabilities
Prepaid expenses	57,787	59,662
Accrued offering costs	—	(344,109)
Accrued expenses	1,503,948	(91,891)

Net cash used in operating activities	(551,544)	(644,959)

Cash flows from financing activities:
Proceeds from convertible note – related party	675,000	—

Net cash provided by financing activities	675,000	—

Net change in cash	123,456	(644,959)
Cash at beginning of period	50,963	935,802

Cash at end of period	$174,419	$290,843

Non-cash financing activities:
Remeasurement of Class A ordinary shares to redemption value	$2,204,244	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through March 31, 2023 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below and search for an acquisition target. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Going Concern Consideration
As of March 31, 2023, the Company had cash of $174,419 and $209,296,150 of investments in the Trust Account to be used for its Business Combination or to repurchase or redeem Public Shares in connection therewith.
The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors, the Sponsor or their respective affiliates may, but are not obligated to, loan the Company
 funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or 18 months from the closing of the Initial Public Offering (May 26, 2023) (or up to
21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination).
However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, or if the Company’s shareholders approve an extension to the mandatory liquidation date beyond 21 months from the closing of the Initial Public Offering, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company does not complete a Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the
 Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
If the Company does not consummate a Business Combination by 18 months from the closing of the Initial Public Offering (May 26, 2023) (or up to
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
“Presentation of Financial Statements—Going Concern,” the Company has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after 18 months from the closing of the Initial Public Offering (May 26, 2023) (or up to
21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination). The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Proposed Business Combination
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
Pursuant to the terms of the Merger Agreement, if the holders of less than 12,000,000 Class A ordinary shares of the Company have validly elected to redeem such shares as of two (2) business days immediately prior to the meeting of Company shareholders convened for the purposes of obtaining shareholder approval of the Merger (the “Company Shareholder Meeting”), and following (and subject to) receipt of shareholder approval of the Domestication (as defined below) at the Company Shareholder Meeting (the “Domestication Proposal”), at least one (1) business day prior to the Merger, Vahanna will continue out of the British Virgin Islands and become domesticated as a corporation in the State of Delaware (the “Domestication”) pursuant to Section 184 of the BVI Business Companies Act and Section 388 of the General Corporation Law of the State of Delaware (as amended), respectively, and in connection therewith, adopt, upon the Domestication taking effect, a certificate of incorporation (the “Interim Charter”) in place of the memorandum and articles of association currently registered by the Registrar of Corporate Affairs in the British Virgin Islands (the “Existing Charter”), and which will remove or amend those provisions of the Existing Charter that terminate or otherwise cease to be applicable as a result of the Domestication.
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.
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
Investments held in the Trust Account
Investments held in the Trust Account were $209,296,150 and $207,091,906 at March 31, 2023 and December 31, 2022, respectively.
The Company’s portfolio of investments is comprised of U.S. government securities
, which
 generally have a readily determinable fair value and are recognized at fair value. Investments are presented on the balance sheet at fair value at the end of each reporting period.

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” Offering costs of $11,274,404 consist principally of costs incurred in connection with preparation for the Initial Public Offering.
Class A ordinary shares subject to possible redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the ordinary shares subject to possible redemption in the amount of $209,296,150 and $207,091,906, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by changes against additional paid-in
capital and accumulated deficit.
As of March 31, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled in
 the following table:

Gross proceeds	$200,100,000
Less:
Proceeds allocated to Public Warrants	(5,599,898)
Offering costs related to Class A ordinary shares subject to possible redemption	(10,941,287)
Plus:
Remeasurement of Class A ordinary shares to redemption value	23,532,992

Class A ordinary shares subject to possible redemption – December 31, 2022	207,091,906
Remeasurement of Class A ordinary shares to redemption value	2,204,244

Class A ordinary shares subject to possible redemption – March 31, 2023	$209,296,150

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2023 Class A Ordinary Shares	For the Three Months Ended March 31, 2023 Class B Ordinary Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	72,772	18,193

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,010,000	5,002,500

Basic and diluted net income per share	$0.00	$0.00

	For the Three Months Ended March 31, 2022 Class A Ordinary Shares	For the Three Months Ended March 31, 2022 Class B Ordinary Shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	(130,304)	(32,576)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,010,000	5,002,500

Basic and diluted net loss per share	$(0.01)	$(0.01)

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets as of March 31, 2023 and December 31, 2022, primarily due to their short-term nature.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
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
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own
c
ommon
s
tock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment.
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
NOTE 3 - INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 20,010,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary shares and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).
NOTE 4 - PRIVATE PLACEMENTS
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
NOTE 5 - RELATED PARTIES
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

On June 30, 2021, the Sponsor granted units to three of the Company’s directors equivalent to 75,000 Founder Shares which will be convertible into Class A ordinary shares following the consummation of the Company’s initial Business Combination which is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the units were deemed to be de minimis. The units were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the units is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023, the Company determined that a Business Combination is not considered probable and therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of units times the grant date fair value per share.
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
General and Administrative Services
Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. On March 11, 2022, the monthly fee was increased to $20,000 in consideration of the Sponsor’s payment of the fixed retainer fee payable to Indus LLP (see Services Agreement) in addition to the payment for office space, utilities and secretarial and administrative support provided by the Sponsor. This change was applied retroactively for the months of November and December. As such, $60,000 was incurred and paid to the Sponsor for each of

the three months ended March
31, 2023 and 2022, related to these services.
Promissory Note - Related Party
On May 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note.
Convertible Promissory Note - Related Party
In order to finance transaction costs in connection with a Business Combination, on June 20, 2022, the Sponsor agreed to loan the Company up to $1,500,000 in the form of a non-interest
bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the Company may convert the unpaid principal balance into whole warrants (“Conversion Warrants”) to purchase Class A ordinary shares at a conversion price equal to $1.00 per Conversion Warrant. The Conversion Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, the Company had $
975,000
and $300,000, respectively, borrowings under the convertible promissory note.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
Registration Rights
- The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up
restrictions. Notwithstanding the foregoing, the registration rights relating to the Founder Shares and the Private Placement Warrants held by Mizuho shall comply with the requirements of FINRA Rule 5110(g)(8)(B)-(D), namely that Mizuho may not exercise its demand and “piggy-back” registration rights after five and seven years, respectively, from the Initial Public Offering and may not exercise its demand right on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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

Mizuho, as the underwriter of the Company’s Initial Public Offering, is entitled, pursuant to the terms of the underwriting agreement, to receive a deferred underwriting commission of $6,525,000, and to receive a fee of $2,500,000 pursuant to the terms of its financial advisory engagement letter with the Company, in each case payable upon completion of the Merger.
The Company entered into a formal engagement with Marco Polo Securities Inc., a registered broker dealer (“Marco Polo”), with regards to the Merger with Roadzen, pursuant to which Marco Polo will be entitled to receive a

$2,500,000 success fee upon consummation of the Merger and customary expense reimbursements.
NOTE 7 - SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue
200,000,000
Class A ordinary shares with a par value of $
0.0001
per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding (excluding the
20,010,000
shares recorded as temporary equity).
Class
 B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,002,500 Class B ordinary shares issued and outstanding.
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
Public Warrants
- Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the effective date of the Registration Statement for the Initial Public Offering and 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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
NOTE 8 — FAIR VALUE MEASUREM
E
NTS
The fair value of the warrants at the Initial Public Offering date was $10,434,787. The significant assumptions used to determine the fair value were 12% volatility, no dividends, risk fee rate of 0.075% and a duration of 5 years.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level	March 31, 2023	December 31, 2022
Assets:
Marketable securities held in the Trust Account	1	$209,596,150	$207,091,906
Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
NOTE 9 - SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.
On April 26, 2023, the Co
m
pany filed a preliminary proxy statement regarding an extraordinary general meeting of shareholders (the “Meeting”)

expected
to be held in May 2023. The purpose of the Meeting is to consider and vote upon proposals to amend and restate (the “Charter Amendment”) the Company’s amended and restated memorandum and articles of association to, among other things, modify the monthly amount that the Sponsor, or its affiliates or designees must deposit into the Trust Account in order to implement the board’s plan to extend the period of time to consummate a Business Combination
,
in the event that the Company does not consummate a Business Combination within 18 months from the consummation of the IPO (May 26, 2023) (the “Current Termination Date”), if requested by the Sponsor and accepted by the Company, from $0.033 per outstanding share to the lesser of $0.033 per outstanding share and $225,000, and increase the maximum number of such monthly extensions from up to three times to up to twelve times (the termination date as so extended, the “Extended Termination Date”) by amending and restating the amended and restated memorandum and articles of association (the “Charter Amendment Proposal”); (ii) a proposal to amend and restate (the “Trust Amendment”) the Company’s investment management trust agreement dated as of November 22, 2021 (the “Trust Agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) to, among other things, (a) allow the Company to extend the Combination Period up to twelve (12) times for an additional one (1) month each time from May 26, 2023 to the Extended Termination Date by depositing into the Trust Account, for each one-month extension, the lesser of $0.033 per outstanding share and $225,000 and (b) provide that the Company shall hold the trust assets solely in cash in an interest-bearing demand deposit account at a bank from and after the effectiveness of the Charter Amendment and the Trust Amendment (the “Trust Amendment Proposal”); and (iii) a proposal to adjourn the Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Meeting, there are insufficient votes to approve the Charter Amendment Proposal and Trust Amendment Proposal (the “Adjournment Proposal”).
The foregoing summary of the Extension Amendment Proposal, Trust Amendment Proposal and the Adjournment Proposal does not purport to be complete and is qualified in its entirety by reference to the Company’s preliminary proxy statement, filed with the SEC on
April 26, 2023.
On May 18, 2023, the Company issued a press release, announcing that, on May 17, 2023, the Sponsor requested that the Company extend the date by which it has to consummate a Business Combination from May 26, 2023 to June 26, 2023 (the “Extension”). The Extension is the first of three one-month extensions permitted under the Company’s governing documents. In connection with such Extension, the Sponsor has notified the Company that it intends to cause an aggregate of $660,330 to be deposited into the Company’s Trust Account on or before May 26, 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to “Vahanna,” the “Company,” “our,” “us” or “we” refer to Vahanna Tech Edge Acquisition I Corp. The following discussion and analysis of Vahanna’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Recent Developments

On April 26, 2023, we filed a preliminary proxy statement regarding an extraordinary general meeting of shareholders (the “Meeting”) expected to be held in May 2023. The purpose of the Meeting is to consider and vote upon proposals to amend and restate (the “Charter Amendment”) our amended and restated memorandum and articles of association to, among other things, modify the monthly amount that the Sponsor, or its affiliates or designees must deposit into the Trust Account in order to implement the board’s plan to extend the period of time to consummate a Business Combination, in the event that we do not consummate a Business Combination within 18 months from the consummation of the IPO (May 26, 2023) (the “Current Termination Date”), if requested by the Sponsor and accepted by the Company, from $0.033 per outstanding share to the lesser of $0.033 per outstanding share and $225,000, and increase the maximum number of such monthly extensions from up to three times to up to twelve times (the termination date as so extended, the “Extended Termination Date”) by amending and restating the amended and restated memorandum and articles of association (the “Charter Amendment Proposal”); (ii) a proposal to amend and restate (the “Trust Amendment”) the Company’s investment management trust agreement dated as of November 22, 2021 (the “Trust Agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) to, among other things, (a) allow the Company to extend the Combination Period up to twelve (12) times for an additional one (1) month each time from May 26, 2023 to the Extended Termination Date by depositing into the Trust Account, for each one-month extension, the lesser of $0.033 per outstanding share and $225,000 and (b) provide that the Company shall hold the trust assets solely in cash in an interest-bearing demand deposit account at a bank from and after the effectiveness of the Charter Amendment and the Trust Amendment (the “Trust Amendment Proposal”); and (iii) a proposal to adjourn the Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Meeting, there are insufficient votes to approve the Charter Amendment Proposal and Trust Amendment Proposal (the “Adjournment Proposal”).

The foregoing summary of the Extension Amendment Proposal, Trust Amendment Proposal and the Adjournment Proposal does not purport to be complete and is qualified in its entirety by reference to the Company’s preliminary proxy statement, filed with the SEC on April 26, 2023.

On May 18, 2023, the Company issued a press release, announcing that, on May 17, 2023, the Sponsor requested that the Company extend the date by which it has to consummate a Business Combination from May 26, 2023 to June 26, 2023 (the “Extension”). The Extension is the first of three one-month extensions permitted under the Company’s governing documents. In connection with such Extension, the Sponsor has notified the Company that it intends to cause an aggregate of $660,330 to be deposited into the Company’s Trust Account on or before May 26, 2023.

Proposed Business Combination

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

Certain Engagements in Connection with the Merger

Mizuho, as the underwriter of the Company’s Initial Public Offering, is entitled, pursuant to the terms of the underwriting agreement, to receive a deferred underwriting commission of $6,525,000, and to receive a fee of $2,500,000 pursuant to the terms of its financial advisory engagement letter with the Company, in each case payable upon completion of the Merger.

The Company entered into a formal engagement with Marco Polo Securities Inc., a registered broker dealer (“Marco Polo”), with regards to the Merger with Roadzen, pursuant to which Marco Polo will be entitled to receive $2,500,000 success fee upon consummation of the Merger and customary expense reimbursements.

For additional information regarding the Merger Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023 and the Company’s proxy statement/registration statement on Form S-4 initially filed with the SEC on February 14, 2023.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below and search for an acquisition target. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had net income of $90,965, which consisted primarily of formation and operating expenses of $2,053,288 which was offset by $2,204,253 of realized and unrealized gains on investments held in the Trust Account.

For the three months ended March 31, 2022, we had a net loss of $162,880, which consisted primarily of formation and operating expenses.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $174,419. Subsequent to the consummation of the Initial Public Offering, our liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

In order to finance transaction costs in connection with a Business Combination, on June 20, 2022, the Sponsor agreed to loan the Company up to $1,500,000 in the form of a non-interest bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the Company may convert the unpaid principal balance into whole warrants (“Conversion Warrants”) to purchase Class A ordinary shares at a conversion price equal to $1.00 per Conversion Warrant. The Conversion Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, the Company had $975,000 and $300,000, respectively, borrowings under the convertible promissory note.

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

Going Concern

As of March 31, 2023, the Company had cash of $174,419 and $209,296,150 of investments in the Trust Account to be used for its Business Combination or to repurchase or redeem Public Shares in connection therewith.

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors, the Sponsor or their respective affiliates may, but are not obligated to, loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or 18 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination).

However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, or if the Company’s shareholders approve an extension to the mandatory liquidation date beyond 21 months from the closing of the Initial Public Offering, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company does not complete a Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

If the Company does not consummate a Business Combination by 18 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination), there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after 18 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination). The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A ordinary shares subject to possible redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the ordinary shares subject to possible redemption in the amount of $209,296,150 and $207,091,906, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 14, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: May 19, 2023