Form 10-Q
period 2023-06-30
Vahanna Tech Edge Acquisition I Corp.
filed 2023-08-16
CIK 1868640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _________
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
Not applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	VHNAU	The Nasdaq Stock Market, LLC
Class A ordinary share, par value $0.0001 per share	VHNA	The Nasdaq Stock Market, LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exe rcise price of $11.50 per share	VHNAW	The Nasdaq Stock Market, LLC
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
of the Exchange Act).    Yes  ☒    No  ☐
As of Augu
st 16, 202
3, there were 20,010,000 Class A ordinary shares, $0.0001 par value per share, and 5,002,500 Class B ordinary shares, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
VAHANNA TECH EDGE ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash	$77,197	$50,963
Prepaid expenses	154,948	148,535

Total current assets	232,145	199,498
Prepaid expenses	—	—
Investments held in Trust Account	212,895,314	207,091,906

Total Assets	$213,127,459	$207,291,404

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$4,615,098	$1,130,575
Extension Note – related party, net of discount of $113,004	1,505,456	—
Convertible Note—related party	1,029,374	300,000

Total Current Liabilities	7,149,928	1,430,575
Deferred underwriting fee	6,525,000	6,525,000

Total Liabilities	13,674,928	7,955,575

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 20,010,000 shares at redemption value ($10.64 and $10.35 per share as of June 30, 2023 and December 31, 2022, respectively)	212,895,314	207,091,906

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 20,010,000 shares subject to redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,002,500 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(13,443,283)	(7,756,577)

Total Shareholders’ Deficit	(13,442,783)	(7,756,077)

Total Liabilities, Redeemable Shares and Shareholders’ Deficit	$213,127,459	$207,291,404

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Administrative fee—related party	$60,000	$60,000	$120,000	$120,000
General and administrative expenses	2,140,505	182,566	4,193,793	391,187

Total expenses	2,200,505	242,566	4,313,793	511,187
Other Income
Other Income
Realized and unrealized gains on investments held in the Trust Account	2,278,504	152,652	4,482,748	258,393
Interest income	16	—	25	—
Interest expense	(52,278)	—	(52,278)	—

Total other income	2,226,242	152,652	4,430,495	258,393

Net income (loss)	$25,737	$(89,914)	116,702	$(252,794)

Class A ordinary shares—weighted average shares outstanding, basic and diluted	20,010,000	20,010,000	20,010,000	20,010,000
Class A ordinary shares—Basic and diluted net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.01)
Class B ordinary shares—weighted average shares outstanding, basic and diluted	5,002,500	5,002,500	5,002,500	5,002,500
Class B ordinary shares—Basic and diluted net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.01)
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Class B Ordinary		Additional Paid-in Capital	Accumulated	Total Shareholders’
	Shares	Amount		Deficit	Deficit
Balance, January 1, 2023	5,002,500	$500	$—	$(7,756,577)	$(7,756,077)
Net income	—	—	—	90,965	90,965
Remeasurement of Class A ordinary shares to redemption value	—	—	—	(2,204,244)	(2,204,244)

Balance, March 31, 2023	5,002,500	500	—	(9,869,856)	(9,869,356)
Net income	—	—	—	25,737	25,737
Remeasurement of Class A ordinary shares to redemption value	—	—	—	(3,599,164)	(3,599,164)

Balance, June 30, 2023	5,002,500	$500	$—	$(13,443,283)	$(13,442,783)

	Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, January 1, 2022	5,002,500	$500	$—	$(5,750,110)	$(5,749,610)
Net loss	—	—	—	(162,880)	(162,880)

Balance, March 31, 2022	5,002,500	500	—	(5,912,990)	(5,912,490)
Net loss	—	—	—	(89,914)	(89,914)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	(269,729)	(269,729)

Balance, June 30, 2022	5,002,500	$500	$—	$(6,272,633)	$(6,272,133)

The accompanying notes are an integral part of these unaudited condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash flows from operating activities:
Net income (loss)	$116,702	$(252,794)
Adjustments to reconcile net loss to net cash used in operating activities
Realized and unrealized gains on investments held in the Trust Account	(4,482,748)	(258,393)
Amortization of original issue discount on notes	34,119	—
Changes in operating assets and liabilities:
Prepaid expenses	(6,413)	117,449
Accrued offering costs	—	(344,109)
Accrued expenses	3,484,523	(25,919)

Net cash used in operating activities	(853,817)	(763,766)

Cash flows from investing activities:
Funds deposited into the Trust Account	(1,320,660)	—

Net cash used in investing activities	(1,320,660)	—

Cash flows from financing activities:
Proceeds from Extension Note – related party	1,471,337	—
Proceeds from convertible note – related party	729,374	300,000

Net cash provided by financing activities	2,200,711	300,000

Net change in cash	26,234	(463,766)
Cash at beginning of period	50,963	953,802

Cash at end of period	$77,197	$472,636

Remeasurement of Class A ordinary shares to redemption value	$5,803,408	$269,729

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)
NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through June 30, 2023 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below and search for an acquisition target. The Company will not generate any operating revenues until after the completion of an Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Following the closing of the Initial Public Offering on November 26, 2021, an amount of $204,102,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement (as defined in Note 4) was placed in the Trust Account (as defined below). The funds held in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company.
Howeve
r, on June 12, 2023, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest-bearing bank deposit account until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the Trust Account. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 4.25% per annum. If the Company is unable to achieve more than minimal interest on the funds held in the Trust Account, the dollar amount the public shareholders would otherwise receive upon any redemption or liquidation of the Company would be less than if the assets in the Trust Account had remained in U.S. government securities or money market funds.

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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, $10.20 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, was held in the trust account (the “Trust Account”). Since the closing of the Initial Public Offering, the funds in the Trust Account had been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under
the Investment Company Act. On June 12, 2023, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest-bearing bank deposit account until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 4.25% per annum. If we are unable to achieve more than minimal interest on the funds held in the Trust Account, the dollar amount the public shareholders would otherwise receive upon any redemption or liquidation of the Company would be less than if the assets in the Trust Account had remained in U.S. government securities or money market funds.

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
If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering (or up to 21 months from the Initial Public Offering if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. On each of May 24, 2023
,
June 22, 2023
 and July 24, 2023
, an aggregate of $660,330 per month (totaling $1,980,990) was deposited by the Sponsor, into the Trust Account for the Company’s public shareholders, representing $0.033 per public share, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month each time, from May 26, 2023 to June 26, 2023, June 26, 2023 to July 26, 2023, and July 26, 2023 to August 26, 2023, respectively. As a result, the Company has until August 26, 2023 to complete its initial Business Combination.
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
Going Concern Consideration
As of June 30, 2023, the Company had cash of $77,197 and $212,895,314 of investments in the Trust Account to be used for its Business Combination or to repurchase or redeem Public Shares in connection therewith.
The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors, the Sponsor or their respective affiliates may, but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of the consummation of a Business Combination and its August 26, 2023 deadline to complete a Business Combination.
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
If the Company does not consummate a Business Combination by August 26, 2023 and is unable to receive approval from shareholders for further extension, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Presentation of Financial Statements—Going Concern,” the Company has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 26, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Proposed Business Combination
On February 10, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vahanna Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Roadzen, Inc., a Delaware corporation (“Roadzen”).
Pursuant to the terms of the Merger Agreement, at the closing (the “Closing”) of the transactions contemplated thereby (the “Transactions”), a business combination between the Company and Roadzen will be effected through the merger of Merger Sub with and into Roadzen, with Roadzen surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company will change its name to Roadzen Inc. (“New Roadzen”). The Merger is expected to close during the third quarter of 2023, subject to customary closing conditions, including the receipt of certain governmental approvals and the required approval by the shareholders of Vahanna and Roadzen.
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
Lock-up
Agreement. Pursuant to the
Lock-up
Agreements, certain holders of Restricted Securities (as defined therein) have agreed, among other things, to be subject to a lock-up
period which will last from the Closing until the earliest of (x) the one (1) year anniversary of consummation of the Merger, (y) the date that the closing price of the New Roadzen Ordinary Shares equals or exceeds $12.00 (as adjusted for share recapitalizations, subdivisions, reorganizations, recapitalizations and the like), for twenty (20) trading days within any thirty (30) trading day period following the 150th day following the Merger and (z) the consummation of a liquidation, merger, capital share exchange, reorganization, tender or exchange offer as the first step of a two-step
transaction or other similar transaction that results in all of New Roadzen’s shareholders having the right to exchange their New Roadzen Ordinary Shares for cash, securities or other property; provided, however, that equityholders of Roadzen that held less than 5% of the equity securities of Roadzen (on a fully diluted basis) immediately prior to the Closing will be permitted to transfer and/or sell up to 25% of their New Roadzen Ordinary Shares after the date that is six (6) months following the consummation of the Merger
.

Risks and Uncertainties
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of shares by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

F-1

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 14, 2023 (as amended by Amendment No. 1 thereto filed on April 27, 2023). In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2023 and its results of operations and cash flows for the six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.
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

F-1

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
Investments held in the Trust Account
Investments held in the Trust Account were $212,895,314 and $207,091,906 at June 30, 2023 and December 31, 2022, respectively.
The Company’s portfolio of investments is comprised of U.S. government securities, which generally have a readily determinable fair value and are recognized at fair value. Investments are presented on the balance sheet at fair value at the end of each reporting period.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering.” Offering costs of $11,274,404 consist principally of costs incurred in connection with preparation for the Initial Public Offering.
Class A ordinary shares subject to possible redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the ordinary shares subject to possible redemption in the amount of $212,895,314 and $207,091,906, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by changes against additional paid-in
capital and accumulated deficit.

F-1

As of June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled in the following table:

Gross proceeds	$200,100,000
Less:
Proceeds allocated to Public Warrants	(5,559,988)
Offering costs related to Class A ordinary shares subject to possible redemption	(10,941,287)
Plus:
Remeasurement of Class A ordinary shares to redemption value	23,532,992

Class A ordinary shares subject to possible redemption – December 31, 2022	207,091,906
Remeasurement of Class A ordinary shares to redemption value	2,204,244
Class A ordinary shares subject to possible redemption – March 31, 2023	209,296,150
Remeasurement of Class A ordinary shares to redemption value	3,599,164

Class A ordinary shares subject to possible redemption – June 30, 2023	$212,895,314
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

F-1

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Six Months Ended June 30, 2023 Class A Ordinary Shares	For the Six Months Ended June 30, 2023 Class B Ordinary Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$93,362	$23,340

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,010,000	5,002,500

Basic and diluted net income per share	$0.00	$0.00

	For the Three Months Ended June 30, 2023 Class A Ordinary Shares	For the Three Months Ended June 30 , 2023 Class B Ordinary Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$20,590	$5,147

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,010,000	5,002,500

Basic and diluted net income per share	$0.00	$0.00

	For the Six Months Ended June 30, 2022 Class A Ordinary Shares	For the Six Months Ended June 30, 2022 Class B Ordinary Shares
Basic and diluted net income per share
Numerator:
Allocation of net loss	(202,235)	(50,559)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,010,000	5,002,500

Basic and diluted net income per share	$(0.01)	$(0.01)

	For the Three Months Ended June 30, 2022 Class A Ordinary Shares	For the Three Months Ended June 30, 2022 Class B Ordinary Shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	(71,931)	(17,983)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,010,000	5,002,500

Basic and diluted net loss per share	$(0.00)	$(0.00)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account.

F-1

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets as of June 30, 2023 and December 31, 2022, primarily due to their short-term nature.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.
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

F-

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
NOTE 3—INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 20,010,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary shares and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).
NOTE 4—PRIVATE PLACEMENTS
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

F-2
0

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Pr
i
vate Placement Warrants until 30 days after the completion of the Business Combination.
NOTE 5—RELATED PARTIES
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
On June 30, 2021, the Sponsor granted units to three of the Company’s directors equivalent to 75,000 Founder Shares which will be convertible into Class A ordinary shares following the consummation of the Company’s Business Combination which is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the units were deemed to be de minimis. The units were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the units is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023, the Company determined that a Business Combination is not considered probable and therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of units times the grant date fair value per share.
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

F-2
1

General and Administrative Services
Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination). Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. On March 11, 2022, the monthly fee was increased to $20,000 in consideration of the Sponsor’s payment of the fixed retainer fee payable to Indus LLP (see Services Agreement) in addition to the payment for office space, utilities and secretarial and administrative support provided by the Sponsor. This change was applied retroactively for the months of
January
and
February
 2022
. As such, $60,000 and $120,000 was incurred and paid to the Sponsor for the three and six months ended June 30, 2023 and 2022, respectively, related to these services.
Promissory Note—Related Party
On May 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note.
Convertible Promissory Note—Related Party
In order to finance transaction costs in connection with a Business Combination, on June 20, 2022, the Sponsor agreed to loan the Company up to $1,500,000 in the form of a non-interest
bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the Company may convert the unpaid principal balance into whole warrants (“Conversion Warrants”) to purchase Class A ordinary shares at a conversion price equal to $1.00 per Conversion Warrant. The Conversion Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, the Company had $1,029,374 and $300,000, respectively, borrowings under the convertible promissory note.
Extension Note – Related Party
On May 24, 2023, the Sponsor loaned $660,330
to the Company in order to support the extension of the Company’s deadline to complete its Business Combination to June 26, 2023 and caused
$660,330 to be deposited in the Company’s Trust Account for its public shareholders. In connection with depositing $660,330, the Company issued to the Sponsor an unsecured promissory note (the “Extension Note”) with an original issue discount of ten percent (10.0%) and a principal amount of $726,363. The
 Extension
Note bears interest at a rate of twenty percent (20.0%)
per annum and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company. On each of June 22, 2023 and July 24, 2023, the Sponsor further loaned
$660,330
to the Company under the Extension Note in order to support the extension from June 26, 2023 to July 26, 2023 and from July 26, 2023 to August 26, 2023, respectively. As of June 30, 2023, the Company had
$1,618,460

of borrowings under the Extension Note. The original issue discount of
$147,123 and $34,119

were recorded as interest expense during the three months ended June 30, 2023. As such, the carrying amount as of June 30, 2023 was
$1,505,456
.
On June 2, 2023, June 28, 2023 and June 30, 2023, the Sponsor further loaned $30,330, $20,347 and $100,000, respectively, to the Company.

F-2
2

NOTE 6—COMM
IT
MENTS AND CONTINGENCIES
Registration Rights
—The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up
restrictions. Notwithstanding the foregoing, the registration rights relating to the Founder Shares and the Private Placement Warrants held by Mizuho shall comply with the requirements of FINRA Rule 5110(g)(8)(B)-(D), namely that Mizuho may not exercise its demand and “piggy-back” registration rights after five and seven years, respectively, from the Initial Public Offering and may not exercise its demand right on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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

F-2
3

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
NOTE 7—SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding (excluding the 20,010,000 shares recorded as temporary equity).
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 5,002,500 Class B ordinary shares issued and outstanding.
Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our Business Combination, we may enter into a shareholders’ agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.
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

F-2
4

Public Warrants
—Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the effective date of the Registration Statement for the Initial Public Offering and 30 days after the completion of the Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary share issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.
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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the

Business Combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $
9.20
per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the greater of the Market Value and the Newly Issued Price, and the $
18.00
per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to
180
% of the greater of the Market Value and the Newly Issued Price.

NOTE 8 — FAIR VALUE MEASUREMENTS
The fair value of the warrants at the Initial Public Offering date was $10,434,787. The significant assumptions used to determine the fair value were 12% volatility, no dividends, risk fee rate of 0.075% and a duration of 5 years.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level	June 30, 2023	December 31, 2022
Assets:
Marketable securities and demand deposits held in the Trust Account	1	$212,895,314	$207,091,906
Level 1 assets include investments in U.S. Treasury securities and demand deposits. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
NOTE 9—SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.
On July 24, 2023, an aggregate of $660,330 was deposited by the Sponsor into the Trust Account for the Company’s public shareholders, representing $0.033 per public share, which enabled the Company to extend the period of time it has to consummate its
Business Combination
by one month from July 26, 2023 to August 26, 2023. As a result, the Company has until August 26, 2023 to complete its
Business Combination
.
On July 24, 2023, the Sponsor and the Company amended the Extension Note in order to increase the aggregate principal amount available to be advanced and readvanced from $1,500,000 to $4,000,000
.
On August 2, 2023, the Company filed a definitive proxy statement regarding an extraordinary general meeting of shareholders (the “Meeting”) to be held at 11:00a.m., Eastern Time on August 22, 2023 (the “Extension Definitive Proxy”). The purpose of the Meeting is to consider and vote upon
: (i)
proposals to amend and restate (the “Charter Amendment”) the Company’s Memorandum and Articles of Association to, among other things, modify the monthly amount that the Sponsor or its affiliates or designees must deposit into the Trust Account in order to implement the board’s plan to extend the period of time to consummate a Business Combination, in the event that the Company does not consummate a Business Combination within 21 months from the consummation of the Initial Public Offering (August 26, 2023) (the “Current Termination Date”), if requested by the Sponsor and accepted by the Company, from $0.033 per outstanding share to the lesser of $0.033 per outstanding share and $225,000, and provide for
up to nine additional one-month extensions (the termination date as so extended, the “Extended Termination Date”) by amending and restating the amended and restated memorandum and articles of association (the “Charter Amendment Proposal”); (ii) a proposal to amend and restate (the “Trust Amendment”) the Company’s investment management trust agreement dated as of November 22, 2021 (the “Trust Agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) to allow the Company to extend the Combination Period up to nine (9) times for an additional one (1) month each time from August 26, 2023 to the Extended Termination Date by depositing into the Trust Account, for each one-month extension, the lesser of $0.033 per outstanding share and $225,000; and (iii) a proposal to adjourn the Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Meeting, there are insufficient votes to approve the Charter Amendment Proposal and Trust Amendment Proposal (the “Adjournment Proposal”).
The foregoing summary of the Extension Amendment Proposal,
 the
Trust Amendment Proposal and the Adjournment Proposal does not purport to be complete and is qualified in its entirety by reference to the Extension Definitive Proxy.

F-2
6

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

Recent Developments

On each of May 24, 2023, June 22, 2023 and July 24, 2023, an aggregate of $660,330 was deposited by the Sponsor into the Trust Account for the Company’s public shareholders, representing $0.033 per public share, which enabled the Company to extend the period of time it has to consummate its Business Combination by one month each time, from May 26, 2023 to June 26, 2023, June 26, 2023 to July 26, 2023 and July 26, 2023 to August 26, 2023, respectively. As a result, the Company has until August 26, 2023 to complete its Business Combination.

On May 24, 2023, the Sponsor loaned $660,330 to the Company in order to support the extension of the Company’s deadline to complete its Business Combination to June 26, 2023 and caused $660,330 to be deposited in the Company’s Trust Account for its public shareholders. In connection with depositing $660,330, the Company issued to the Sponsor an unsecured promissory note (the “Extension Note”) with an original issue discount of ten percent (10.0%) and a principal amount of $726,363. The Extension Note bears interest at a rate of twenty percent (20.0%) per annum and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company. On each of June 22, 2023 and July 24, 2023, the Sponsor further loaned $660,330 to the Company under the Extension Note in order to support the extension from June 26, 2023 to July 26, 2023 and from July 26, 2023 to August 26, 2023, respectively. As of June 30, 2023, the Company had $1,618,460 of borrowings under the Extension Note. The original issue discount of $147,123 and $34,119 were recorded as interest expense during the three months ended June 30, 2023. As such, the carrying amount as of June 30, 2023 was $1,505,456.

On June 2, 2023, June 28, 2023 and June 30, 2023, the Sponsor further loaned $30,330, $20,347 and $100,000, respectively, to the Company.

On August 2, 2023, the Company filed a definitive proxy statement regarding an extraordinary general meeting of shareholders (the “Meeting”) to be held at 11:00a.m., Eastern Time on August 22, 2023 (the “Extension Definitive Proxy”). The purpose of the Meeting is to consider and vote upon: (i) proposals to amend and restate (the “Charter Amendment”) the Company’s Memorandum and Articles of Association to, among other things, modify the monthly amount that the Sponsor or its affiliates or designees must deposit into the Trust Account in order to implement the board’s plan to extend the period of time to consummate a Business Combination, in the event that the Company does not consummate a Business Combination within 21 months from the consummation of the Initial Public Offering (August 26, 2023) (the “Current Termination Date”), if requested by the Sponsor and accepted by the Company, from $0.033 per outstanding share to the lesser of $0.033 per outstanding share and $225,000, and provide for up to nine additional one-month extensions (the termination date as so extended, the “Extended Termination Date”) by amending and restating the amended and restated memorandum and articles of association (the “Charter Amendment Proposal”); (ii) a proposal to amend and restate (the “Trust Amendment”) the Company’s investment management trust agreement dated as of November 22, 2021 (the “Trust Agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) to allow the Company to extend the Combination Period up to nine (9) times for an additional one (1) month each time from August 26, 2023 to the Extended Termination Date by depositing into the Trust Account, for each one-month extension, the lesser of $0.033 per outstanding share and $225,000; and (iii) a proposal to adjourn the Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Meeting, there are insufficient votes to approve the Charter Amendment Proposal and Trust Amendment Proposal (the “Adjournment Proposal”).

The foregoing summary of the Extension Amendment Proposal, the Trust Amendment Proposal and the Adjournment Proposal does not purport to be complete and is qualified in its entirety by reference to the Extension Definitive Proxy.

Proposed Business Combination

On February 10, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vahanna Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Roadzen, Inc., a Delaware corporation (“Roadzen”).

Pursuant to the terms of the Merger Agreement, at the closing (the “Closing”) of the transactions contemplated thereby (the “Transactions”), a business combination between the Company and Roadzen will be effected through the merger of Merger Sub with and into Roadzen, with Roadzen surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company will change its name to Roadzen Inc. (“New Roadzen”). The Merger is expected to close during the third quarter of 2023, subject to customary closing conditions, including the receipt of certain governmental approvals and the required approval by the shareholders of Vahanna and Roadzen.

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

For additional information regarding the Merger Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023 and the Company’s proxy statement/registration statement on Form S-4 initially filed with the SEC on February 14, 2023, as amended.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below and search for an acquisition target. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had net income of $25,737, which consisted primarily of $2,278,504 of realized and unrealized gains on investments held in the Trust Account partially offset by general and administrative expenses of $2,200,505 and interest expense of $52,278. The period over period increase in formation and operating expenses related to costs in connection with the pending merger.

For the six months ended June 30, 2023, we had net income of $116,702, which consisted primarily of $4,482,748 realized and unrealized gains on investments held in the Trust Account partially offset by general and administrative expenses of $4,313,793 and interest expense of $52,278. The period over period increase in formation and operating expenses related to costs in connection with the pending merger.

For the three months ended June 30, 2022, we had a net loss of $89,914, which consisted primarily of general and administrative expenses of $242,566 which was partially offset by $152,652 of unrealized gains on investments held in the Trust Account.

For the six months ended June 30, 2022, we had a net loss of $252,794, which consisted primarily of general and administrative expenses of $511,187 which was partially offset by $258,393 of unrealized gains on investments held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $77,197. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account and Working Capital Loans.

On November 26, 2021, we consummated the Initial Public Offering of 20,010,000 Units, at a price of $10.00 per Unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 2,610,000 Units, generating gross proceeds of $200,100,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,638,500 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $8,638,500.

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

In order to finance transaction costs in connection with a Business Combination, on June 20, 2022, the Sponsor agreed to loan the Company up to $1,500,000 in the form of a non-interest bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the Company may convert the unpaid principal balance into whole warrants (“Conversion Warrants”) to purchase Class A ordinary shares at a conversion price equal to $1.00 per Conversion Warrant. The Conversion Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, the Company had $1,029,374 and $300,000, respectively, of borrowings under the convertible promissory note.

On May 24, 2023, the Sponsor loaned $660,330 to the Company in order to support the extension of the Company’s deadline to complete its Business Combination to June 26, 2023 and caused $660,330 to be deposited in the Company’s Trust Account for its public shareholders. In connection with depositing $660,330, the Company issued to the Sponsor an unsecured promissory note (the “Extension Note”) with an original issue discount of ten percent (10.0%) and a principal amount of $726,363. The Extension Note bears interest at a rate of twenty percent (20.0%) per annum and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company. On each of June 22, 2023 and July 24, 2023, the Sponsor further loaned $660,330 to the Company under the Extension Note in order to support the extension from June 26, 2023 to July 26, 2023 and from July 26, 2023 to August 26, 2023, respectively. As of June 30, 2023, the Company had $1,618,460 of borrowings under the Extension Note. The original issue discount of $147,123 and $34,119 were recorded as interest expense during the three months ended June 30, 2023. As such, the carrying amount as of June 30, 2023 was $1,505,456.

On June 2, 2023, June 28, 2023 and June 30, 2023, the Sponsor further loaned $30,330, $20,347 and $100,000, respectively, to the Company.

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

Going Concern

As of June 30, 2023, the Company had cash of $77,197 and $212,895,314 of investments in the Trust Account to be used for its Business Combination or to repurchase or redeem Public Shares in connection therewith.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, utilities, and secretarial and administrative support services. On November 22, 2021, we entered into an Administrative Services Agreement with our Sponsor, pursuant to which we agreed to pay our Sponsor a monthly fee of $10,000. On March 11, 2022, we entered into the Amended and Restated Administrative Services Agreement, pursuant to which the monthly fee was increased to $20,000. This change was applied retroactively for the months of January and February 2022. We will continue to incur these fees monthly until the earlier of the completion of our Business Combination and our liquidation.

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

Class A ordinary shares subject to possible redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the ordinary shares subject to possible redemption in the amount of $212,895,314 and $207,091,906, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

Dated: August 16, 2023