Form 10-Q
period 2023-09-30
Roadzen Inc.
filed 2023-11-13
CIK 1868640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission File Number: 001-41094

ROADZEN INC.

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	98-1600102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Anza Blvd., Suite 109 Burlingame, California	94010
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-414-3530

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RDZN	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of common stock, each at an exercise price of $11.50 per share	RDZNW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 15 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 15 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2023, there were 68,440,829 shares of common stock , $0.0001 par value per share, issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, statements regarding our strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” in our other Securities and Exchange Commission (“SEC”) filings. We urge you to consider these factors, risks and uncertainties carefully in evaluating the forward-looking statements contained in this Quarterly Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•
our ability to generate sufficient revenue to achieve and sustain profitability;
•
we may be unable to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations on favorable terms or at all;
•
substantial regulation and the potential for unfavorable changes to, or our failure to comply with, these regulations, which could substantially harm our business and operating results;
•
our management team’s limited experience managing a public company;
•
the risk that our significant increased expenses and administrative burdens as a public company could have an adverse effect on our business, financial condition and results of operations; and
•
the other factors set forth in “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” in this Quarterly Report and our other SEC filings.

ii

PART I - FINANCIAL INFORMATION

Item 1. Condensed unaudited financial statements

Roadzen Inc.

Condensed Consolidated Balance Sheets

(in $, except per share data and share count)

Particulars	As of September 30, 2023 (Unaudited)	As of March 31, 2023
Assets
Current assets:
Cash and cash equivalents	8,109,694	589,340
Accounts receivable, net	8,687,873	1,535,985
Inventories	132,641	59,897
Prepayments and other current assets	34,468,175	3,181,936
Total current assets	51,398,383	5,367,158
Restricted cash	886,105	542,490
Non marketable securities	4,910,030	4,910,030
Property and equipment, net	305,335	232,493
Goodwill	2,304,159	996,441
Operating lease right-of-use assets	918,940	545,988
Intangible assets, net	4,732,963	2,469,158
Other long term assets	227,050	117,484
Total assets	65,682,965	15,181,242

Liabilities, mezzanine equity and stockholders' deficit
Current liabilities
Current portion of long-term borrowings	2,813,526	2,852,528
Short term borrowings	14,052,206	4,875,801
Due to insurer	8,175,754	—
Accounts payable and accrued expenses	30,584,429	6,241,066
Short-term operating lease liabilities	455,830	208,697
Other current liabilities	5,905,161	2,503,893
Total current liabilities	61,986,906	16,681,985
Long term borrowings	234,351	653,269
Long-term operating lease liabilities	272,089	360,306
Other long term liabilities	954,048	294,301
Total liabilities	63,447,394	17,989,861

Commitments and contingencies (refer note 22)

Mezzanine equity
None authorized or issued as on September 30, 2023;Series A and A1 Preferred stock and additional paid in capital, $.0001 par value per share, 81,635,738 shares authorized (Series A 5,442,383 and Series A1 76,193,356); 39,868,173 shares issued and outstanding as on March 31, 2023.	—	48,274,279
Stockholders' deficit
Preference shares, $.0001 par value per share, 60,000,000 shares authorized and none issued as of September 30, 2023 and none authorized or issued as on March 31, 2023	—	—
Common stock and additional paid in capital, $.0001 par value per share, 220,000,000 shares authorized as of September 30 2023 and $.0001 par value per share, 108,840,000 shares authorized as of March 31, 2023 ; 68,440,829 shares and 16,501,984 shares issued and outstanding as of September 30, 2023 and March 31, 2023 respectively	84,980,325	303,213
Accumulated deficit	(86,524,231)	(51,448,299)
Accumulated other comprehensive income/(loss)	236,448	(66,903)
Other components of equity	3,847,883	366,786
Total stockholders’ deficit	2,540,425	(50,845,203)
Non controlling interest	(304,854)	(237,695)
Total deficit	2,235,571	(51,082,898)
Total liabilities, Mezzanine equity and Stockholders’ deficit, Non controlling interest	65,682,965	15,181,242

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Operations

(in $, except per share data and share count)

	For the three months ended September 30,		For the six months ended September 30,
Particulars	2023	2022	2023	2022
Revenue	15,470,581	2,607,577	21,081,491	5,237,748
Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately)	6,358,677	1,351,394	8,848,771	2,892,065
Research and development	602,105	638,447	1,175,405	1,259,911
Sales and marketing	10,059,347	2,237,701	13,526,403	4,171,971
General and administrative	5,577,477	656,198	8,179,460	1,113,061
Depreciation and amortization	413,315	369,420	780,853	772,259
Total costs and expenses	23,010,921	5,253,160	32,510,892	10,209,267
Loss from operations	(7,540,340)	(2,645,583)	(11,429,401)	(4,971,519)
Interest income/(expense)	(617,470)	(150,816)	(835,424)	(203,738)
Fair value gains/(losses) in financial instruments carried at fair value	(23,590,000)	(4,676,734)	(23,590,000)	(5,026,894)
Other income/(expense) net	637,492	8,152	699,922	117,689
Total other income	(23,569,978)	(4,819,398)	(23,725,502)	(5,112,943)
Loss before income tax expense	(31,110,318)	(7,464,981)	(35,154,903)	(10,084,462)
Less: Income tax (benefit)/expense	10,939	3,447	33,350	2,008
Net Loss	(31,121,257)	(7,468,428)	(35,188,253)	(10,086,470)
Net loss attributable to non-controlling interest, net of tax	(39,457)	(39,499)	(67,209)	(79,169)
Net loss attributable to Roadzen Inc.	(31,081,800)	(7,428,929)	(35,121,044)	(10,007,301)

Net loss per share attributable to Roadzen Inc. common stockholders	(31,081,800)	(7,428,929)	(35,121,044)	(10,007,301)
Basic and diluted	(1.40)	(0.45)	(1.81)	(0.61)

Weighted-average number of shares outstanding used to compute net loss per share attributable to Roadzen Inc. common stockholders	22,272,967	16,501,984	19,387,476	16,501,984

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in $, except per share data and share count)

	For the three months ended September 30,		For the six months ended September 30,
Particulars	2023	2022	2023	2022
Net loss	(31,081,800)	(7,428,929)	(35,121,044)	(10,007,301)
Other comprehensive income, net of tax:
Changes in foreign currency translation reserve	342,364	(1,258,771)	303,400	(104,762)
Less: Changes in foreign currency translation reserve attributable to non-controlling interest	3,475	3,792	49	5,666
Other comprehensive income (loss) attributable to Roadzen Inc. common stockholders	338,889	(1,262,563)	303,351	(110,428)

Total Comprehensive loss attributable to Roadzen Inc. common stockholders	(30,742,911)	(8,691,492)	(34,817,693)	(10,117,729)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Consolidated Statement of Mezzanine equity and Stockholders' deficit

(in $, except per share data and share count)

			Stockholders' deficit
	Convertible preferred stock and additional paid in capital		Common stock and additional paid in capital		Accumulated	Debenture Redemption	Stock based compensation	Accumulated other comprehensive	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	Reserve		loss	deficit
Balance as of April 1, 2022	947,163	23,696,228	606,425	303,213	(37,057,245)	—	—	(124,036)	(36,878,068)
Adjustments:
Retroactive application of Business Combination (Note 3)	24,826,954	—	15,895,559	—	—	—	—	—	—
Balance as of April 1, 2022	25,774,117	23,696,228	16,501,984	303,213	(37,057,245)	—	—	(124,036)	(36,878,068)
Issuance of convertible preferred stock on conversion of convertible notes	2,211,186	4,468,878	—	—	—	—	—	—	—
Net profit attributable to common stockholders	—	—	—	—	(2,578,372)	—	—	—	(2,578,372)
Impact of issuance of debenture	—	—	—	—	(136,288)	136,288	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	1,152,135	1,152,135
Balance as of June 30, 2022	27,985,303	28,165,106	16,501,984	303,213	(39,771,905)	136,288	—	1,028,099	(38,304,305)
Adjustments:
Issuance of convertible preferred stock on conversion of convertible notes	1,065,101	5,672,584	—	—	—	—	—	—	—
Net profit attributable to common stockholders	—	—	—	—	(7,428,929)	—	—	—	(7,428,929)
Impact of issuance/repayment of debenture	—	—	—	—	(56,200)	56,200	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	(1,262,563)	(1,262,563)
Balance as of September 30, 2022	29,050,404	33,837,690	16,501,984	303,213	(47,257,034)	192,488	—	(234,464)	(46,995,797)

Balance as of April 1, 2023	1,465,100	48,274,279	606,425	303,213	(51,448,299)	366,786	—	(66,903)	(50,845,203)
Adjustments:
Retroactive application of Business Combination (Note 3)	38,403,073	—	15,895,559	—	—	—	—	—	—
Balance as of April 1, 2023	39,868,173	48,274,279	16,501,984	303,213	(51,448,299)	366,786	—	(66,903)	(50,845,203)
Issuance of Series A1 stock during the period through rights issue	780,410	4,445,027	—	—	—	—	—	—	—
Issuance of Series A1 stock during the period through conversion of loan	467,446	2,662,590	—	—	—	—	—	—	—
Net profit attributable to common stockholders	—	—	—	—	(4,039,244)	—	—	—	(4,039,244)
Other comprehensive income	—	—	—	—	—	—	—	(35,538)	(35,538)
Balance as of June 30, 2023	41,116,029	55,381,896	16,501,984	303,213	(55,487,543)	366,786	—	(102,441)	(54,919,985)
Adjustments:
Issuance of Series A1 stock during the period through rights issue	778,506	4,434,382	—	—	—	—	—	—	—
Net profit attributable to common stockholders	—	—	—	—	(31,081,800)	—	-	—	(31,081,800)
Stock based Compensation Reserve created							3,526,209		3,526,209
Impact of issuance/repayment of debenture	—	—	—	—	45,112	(45,112)	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	338,889	338,889
Conversion of redeemable convertible preferred stock into common stock upon Business Combination	(41,894,535)	(59,816,278)	41,894,536	59,816,278	—	—	—	—	59,816,278
Issuance of common stock upon Business Combination	—	—	10,044,309	24,860,834	—	—	—	—	24,860,834
Balance as of September 30, 2023	—	—	68,440,829	84,980,325	(86,524,231)	321,674	3,526,209	236,448	2,540,425

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Cash Flow

(in $)

	For the six months ended September 30,
Particulars	2023	2022

Cash flows from operating activities
Net loss including non controlling interest	(35,188,253)	(10,086,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	780,853	772,259
Stock based compensation	3,526,209	-
Deferred income taxes	79,094	(89,509)
Unrealised foreign exchange loss/(profit)	(28,884)	(4,672)
Fair value losses in financial instruments carried at fair value	23,590,000	5,026,894
Expected credit loss allowance	171,946	-
Lease equalisation reserve	—	(9,715)
Balances written off/(back)	(1,609)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Inventories	(73,732)	(9,149)
Income taxes, net	19,297	(47,545)
Accounts receivables, net	4,352,472	169,205
Prepayments and other assets	(30,343,651)	(627,470)
Accounts payable and accrued expenses and other current liabilities	19,106,908	(163,364)
Other liabilities	(1,118,459)	412,803
Net cash used in operating activities	(15,127,809)	(4,656,733)

Cash flows from investing activities
Purchase of property and equipment, intangible assets and goodwill	(136,220)	(711,706)
Acquisition of business	(5,748,000)	-
Net cash used in investing activities	(5,884,220)	(711,706)

Cash flows from financing activities
Proceeds from business combination	32,770	-
Proceeds from issue of preferred stock	6,079,409	-
Proceeds from long-term borrowings	2,805,418	2,164,728
Repayments of long-term borrowings	(569,207)	(243,406)
Net proceeds/(payments) from short-term borrowings	9,218,689	3,700,604
Net cash generated from financing activities	17,567,079	5,621,926
Effect of exchange rate changes on cash and cash equivalents	56,372	(26,055)
Net (decrease)/increase in cash and cash equivalents (including restricted cash)	(3,388,578)	227,432
Cash acquired in business combination	11,252,547	-
Cash and cash equivalents at the beginning of the period (including restricted cash)	1,131,830	1,086,418
Cash and cash equivalents at the end of the period (including restricted cash)	8,995,799	1,313,850

Reconciliation of cash and cash equivalents
Cash and cash equivalents	8,109,694	1,153,240
Restricted cash	886,105	160,610
Total cash and cash equivalents	8,995,799	1,313,850

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	378,064	145,061
Cash paid for income taxes, net of refunds	83,680	133,875
Non-cash investing and financing activities
Convertible preferred stock issued on conversion of convertible notes	—	10,141,462
Consideration payable in connection with acquisitions	1,854,732	611,204
Interest accrued on borrowings	157,649	—

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Notes to the unaudited condensed consolidated financial statements

(in USD)

1.
Reorganization and description of business

Roadzen Inc., a British Virgin Islands corporation (the “Parent Company”, formerly known as Vahanna Tech Edge Acquisition I Corp and sometimes referred to in this filing as "Vahanna") has subsidiaries located in India, the United States and the United Kingdom. The Company is a leading Insurtech platform and provides solutions in relation to insurance products, including distribution, pre-inspection assistance, telematics and roadside assistance. The consolidated financial statements include the accounts of Roadzen Inc. and its subsidiaries (collectively, "Roadzen", or the "Company”).

Merger agreement

On September 20, 2023 (the “Closing Date”), Vahanna, Roadzen, Inc., a Delaware corporation (“Predecessor Roadzen” or "Roadzen (DE)"), and Vahanna Merger Sub Corp., a Delaware corporation and a direct, wholly owned subsidiary of Vahanna (“Merger Sub”), consummated the previously announced Business Combination (as defined below) pursuant to the Agreement and Plan of Merger, dated February 10, 2023, by and among Vahanna, Predecessor Roadzen and Merger Sub (the “Initial Merger Agreement”), as amended by the First Amendment to the Agreement and Plan of Merger, dated June 29, 2023 (the “Merger Agreement Amendment;” the Initial Merger Agreement as amended by the Merger Agreement Amendment, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Predecessor Roadzen, with Predecessor Roadzen surviving the merger as a wholly owned subsidiary of Vahanna (the “Merger,” and together with the other transactions contemplated by the Merger Agreement and the other agreements contemplated thereby, the “Business Combination”).

In connection with the Closing, and pursuant to the terms of the Merger Agreement: (i) each outstanding share of Predecessor Roadzen common stock, including common stock issued upon conversion of each outstanding share of Predecessor Roadzen’s convertible preferred stock, was cancelled and converted into 27.21 shares of common stock of Parent Company (“RDZN Common Stock”), (ii) each restricted stock unit of Predecessor Roadzen (“Roadzen RSU”) was assumed and converted into the right to receive 27.21 restricted stock units of the Parent Company (each, an “RDZN RSU”) and were assumed as Substitute Awards under the Predecessor Roadzen, Inc. 2023 Omnibus Incentive Plan, (iii) each equity security of Predecessor Roadzen other than Predecessor Roadzen common stock and Roadzen RSUs (each, a “Roadzen Additional Security”) was assumed and converted into the right to receive equity interests that may vest, settle, convert or be exercised into 27.21 shares of RDZN Common Stock, (iv) each share of common stock of Merger Sub issued and outstanding immediately prior to the Closing (as defined below) was cancelled, retired and ceased to exist, and (v) each share of common stock of Vahanna (each, a share of “Vahanna Common Stock”) issued and outstanding immediately prior to the Closing and not redeemed in connection with the Redemption (as defined below) remained outstanding and is now a share of RDZN Common Stock.

Further, in connection with the consummation of the Business Combination (the “Closing”), Vahanna changed its name to “Roadzen Inc.”. Beginning on September 22, 2023, the Company’s common stock and warrants trade on the Nasdaq Global Market and Nasdaq Capital Market under the ticker symbol “RDZN” and “RDZNW” respectively.

The Company determined that Predecessor Roadzen was the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification 805. The determination was primarily based on the following facts:

- Predecessor Roadzen stockholders have a controlling voting interest in the Company;

- Predecessor Roadzen existing management team serving as the initial management team of the Company and holding a majority of the initial board of directors of the Company;

- Predecessor Roadzen management continues to hold executive management roles for the post-combination company and be responsible for the day-to-day operations; and

- Predecessor Roadzen operations comprising the ongoing operations of the Company.

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Predecessor Roadzen issuing stock for the net assets of Vahanna, accompanied by a recapitalization. The primary assets acquired from Vahanna related to cash amounts and a forward purchase agreement that was assumed at fair value upon closing of the Business Combination. No goodwill or other intangible assets were recorded as a result of the Business Combination.

While Vahanna was the legal acquirer in the Business Combination, because Predecessor Roadzen was deemed the accounting acquirer, the historical financial statements of Predecessor Roadzen became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements reflect (i) the historical operating results of

Predecessor Roadzen prior to the Business Combination; (ii) the combined results of Vahanna and Predecessor Roadzen following the closing of the Business Combination; (iii) the assets and liabilities of Predecessor Roadzen at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Predecessor Roadzen common shareholders and Predecessor Roadzen convertible preferred shareholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Predecessor Roadzen convertible preferred stock and Predecessor Roadzen common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

2.
Summary of significant accounting policies
a)
Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for the periods presented.

The accompanying consolidated financial statements have been prepared on a consolidated basis and reflect the financial statements of the Parent Company and its subsidiaries. All intercompany balances and transactions have been eliminated. When the Company does not have a controlling interest in an investee but exerts significant influence over the investee, the Company applies the equity method of accounting.

b)
Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and underlying assumptions, including those related to the allowance for accounts receivables, fair values of financial instruments, measurement of defined benefit obligations, impairment of non-financial assets, useful lives of property, plant and equipment and intangible assets, income taxes, certain deferred tax assets and tax liabilities, and other contingent liabilities. Although these estimates are inherently subject to judgment and actual results could differ from those estimates, management believes that the estimates used in the preparation of the consolidated financial statements are reasonable.

Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

c)
Revenue

Revenues consist primarily of revenue from:

‑	insurance policy distribution in the form of commissions, brokerage, underwriting and other fees; and
‑	insurance support services comprised of pre-inspection and risk assessment, roadside assistance, extended warranty, and claim processing using the Company’s IaaS platform.

The Company recognizes revenue at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Revenues cannot be recognized until the performance obligation(s) are satisfied and control is transferred to the customer.

Income from distribution of insurance policies

Insurance policy distribution and brokerage income:

The Company enters into contracts with insurance companies for the purpose of distributing insurance products to end consumers. The Company’s performance obligation under these contracts is to sell insurance policies to earn commissions, brokerage and other fees. Revenue from distribution services is recognized at a point in time when the related services are rendered as per the terms of the agreement with customers. Revenue is disclosed net of the Goods and Service tax charged on such services.

Distribution fee from underwriting and pricing:

The Company enters into contracts with insurance companies for the purpose of underwriting insurance products for the automotive segment including its pricing on behalf of insurers. The risk of underwriting the insurance contract is covered by the insurer and thus the Company is considered as an agent for the purpose of recognizing revenue. The Company’s performance obligation under these contracts is to underwrite and price the policies. The Company generates underwriting fees termed as Managing General Agent fees (MGA fees) on provision of those services. The underwriting fees are determined as a percentage of net insurance premiums payable to the insurer (net of all commissions, royalties, and administration fees). Revenue from underwriting and pricing is recognized upfront based on the point in time i.e., at the time the policy is issued to the customer.

IaaS platform enabled services:

Roadside assistance and extended warranty income:

The Company enters into contracts with insurance companies and other subscribers in order to provide roadside assistance services and extended warranty services to their policyholders/subscribers. The Company’s performance obligation under these contracts is to provide roadside assistance and extended warranty services as a stand ready obligation. The Company is the primary obligor in these transactions and has latitude in establishing prices and selecting and contracting with suppliers, and is accordingly considered as principal for the purpose of recognizing gross revenue. Revenue from roadside assistance and extended warranty services is recorded over the tenure of contract which is usually one year.

Inspection income:

The Company enters into contracts with insurance companies to inspect vehicles for accident claims made by their policyholders. The Company’s performance obligation under these contracts is to inspect and assist in assessing claims for and on behalf of the customers, i.e. the insurance companies. The Company engages with multiple vendors to provide these services in different geographies. The Company is the primary obligor in the transaction and has latitude in establishing prices, and selecting and contracting with suppliers, and is accordingly considered as principal for the purpose of recognizing revenue. Revenue from inspection and risk assessment is recorded when the inspections are conducted.

Administration fee from insurance support and service plan administration:

The Company enters into contracts with insurance companies to provide insurance support services which includes premium collection, policy administration, claims handling and processing, customer service, updating customer files, etc., for the policyholders/subscribers. Revenue is recognized over time as the performance obligations are satisfied through effort expended to research, investigate, evaluate, document and process claims, and control of these services are transferred to customers/insurance companies. The Company’s obligation to manage and process the claims under insurance support services can range from one to seven years. The Company receives administration fees from its customers at inception of the contract prior to completion of transferring the services to the customer.

The Company’s performance obligation under these contracts is to provide the above services as a stand ready obligation. The obligation to provide insurance services lies with the insurer and the Company has no interest other than receiving the commission/management fee retained. The Company provides the above services on behalf of the insurance companies and is accordingly considered as an agent for the purpose of recognizing revenue.

The Company enters into contracts with Original Equipment Manufacturers ("OEMs") primarily to administer the service plans/extended warranty schemes launched by OEMs. The Company’s performance obligation under these contracts is to administer these programs. The Company acts on behalf of the OEMs and is accordingly considered as an agent for the purpose of recognizing revenue, as the primary obligation to fulfill the service/extended warranty schemes belongs to the OEMs. The administration fees received from the provision of service plan administration is recorded ratably over the tenure of contract which usually ranges from one to seven years.

Contract assets and liabilities

A contract asset (unbilled revenue) is the right to receive consideration in exchange for goods or services transferred to the customer. If the Company performs by transferring goods or services to a customer before the customer pays consideration or before payment is due, a contract asset is recognized for the earned consideration that is conditional.

Contract liabilities consist of amounts paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above.

Contract liabilities are classified as current in the consolidated balance sheet when the revenue recognition associated with the related customer payments and invoicing is expected to occur within one year of the balance sheet date and as long-term when the revenue recognition associated with the related customer payments and invoicing is expected to occur in more than one year from the balance sheet date.

d)
Cost of services

The cost of services for the Company's distribution business includes commissions paid to channel partners, employee related expenses and other direct expenses related to facilities.

For our IaaS platform-based services cost of revenue primarily consists of direct costs incurred for delivering the services to customers and the cost of onsite engineering support for roadside assistance, employee related expenses, risk assessment expenses and other direct expenses. Amounts incurred towards vendors/suppliers for inspections and roadside assistance also form part of direct cost.

Cost of services are recognized as they are incurred.

e)
Cash and cash equivalents

Cash and cash equivalents primarily represent cash balances in current bank accounts. The Company considers all short-term deposits with an original maturity of three months or less, when purchased, to be cash equivalents.

f)
Restricted cash and cash equivalents

Restricted cash and cash equivalents are pledged as security for contractual arrangements. Restricted cash and cash equivalents are classified as current and noncurrent assets based on the term of the remaining restriction. The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets amounts are as follows:

	September30, 2023	March 31, 2023
Cash and cash equivalents	$8,109,694	$589,340
Restricted cash and cash equivalents—current	—	—
Restricted cash and cash equivalents—non-current	886,105	542,490

g)
Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, investment in equity securities and accounts receivable. The Company places its cash and cash equivalents and funds with banks that have high credit ratings, limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. The Company holds cash and cash equivalent concentrations in financial institutions around the world in excess of federally insured limits. The Company has not experienced any losses to date related to these concentrations.

h)
Accounts receivable, net

Accounts receivables are recorded at invoice value, net of allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections, and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms

i)
Property and equipment

Property and equipment represents the costs of furniture and fixtures, office and computer equipment, and leasehold improvements. Property and equipment cost also includes any costs necessarily incurred to bring assets to the condition and location necessary for its intended use. Property and equipment are stated at cost, less accumulated depreciation and impairment losses. Depreciation is calculated using declining balance method over the assets’ estimated useful lives as follows:

Assets	Useful lives
Office and electrical equipment	3-5 years
Computers	3 years
Furniture and fixtures	10 years

Leasehold improvements related to office facilities are depreciated over the shorter of the lease term or the estimated useful life of the improvement.

The Company reviews the remaining estimated useful lives of its property and equipment on an ongoing basis. Management is required to use judgment in determining the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model, changes in the Company’s business strategy, or changes in the planned use of property and equipment could result in the actual useful lives differing from the Company’s current estimates. In cases where the Company determines that the estimated useful life of property and equipment should be shortened or extended, the Company would apply the new estimated useful life prospectively.

The Company reviews property and equipment for impairment when events or circumstances indicate the carrying amount may not be recoverable.

Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses.

j)
Intangible assets, net (including intangibles under development)

The Company capitalizes costs incurred on its internal-use software during the application development stage as intangibles under development. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once the developed software is available for intended use, capitalization ceases, and the Company estimates the useful life of the asset and begins amortization.

Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years and up to eleven.

The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

k)
Leases

The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). The Company elected the “package of practical expedients,” which permits us not to reassess under ASC 842 our prior conclusions about lease identification, lease classification and initial direct costs. The Company made a policy election not to separate non-lease components from lease components, therefore, the Company accounts for lease and non-lease components as a single lease component. The Company also elected the short-term lease recognition exemption for all leases that qualify.

The Company determines if a contract contains a lease at inception of the arrangement based on whether the Company has the right to obtain substantially all of the economic benefits from the use of an identified asset and whether it has the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which the Company does not own. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate (“IBR”), because the interest rate implicit in most of its leases is not readily determinable. The IBR is a hypothetical rate based on our understanding of what the Company’s credit rating would be to borrow and resulting interest it would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments may include costs such as common area maintenance, utilities, real estate taxes or other costs. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.

Operating leases are included in operating lease ROU assets, short term operating lease liabilities, current and Long term operating lease liabilities, non-current on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other long-term liabilities on the Company’s consolidated balance sheets. For operating leases, lease expense is recognized on a straight-line basis in operations over the lease term. For finance leases, lease expense is recognized as depreciation and interest; depreciation on a straight-line basis over the lease term and interest using the effective interest method.

l)
Fair value measurements and financial instruments

The Company holds financial instruments that are measured and disclosed at fair value. Fair value is determined in accordance with a fair value hierarchy that prioritizes the inputs and assumptions used, and the valuation techniques used to measure fair value. The three levels of the fair value hierarchy are described as follows:

Level 1 inputs:	Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2 inputs:	Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 inputs:

Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and established a fair value hierarchy based on the inputs used to measure fair value. The recorded amounts of certain financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities approximate fair value due to their relatively short maturities.

m)
Business combination

The Company accounts for an acquisition as a business combination if the assets acquired and liabilities assumed in the transaction constitute a business in accordance with Accounting Standard Codification (“ASC”) Topic 805 "Business Combinations." Such acquisitions are accounted using the acquisition method i.e., by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Where the set of assets acquired and liabilities assumed do not constitute a business, it is accounted for as an asset acquisition where the individual assets and liabilities are recorded at their respective relative fair values corresponding to the consideration transferred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for using the acquisition method of accounting and is not amortized. Goodwill is measured and tested for impairment on an annual basis in accordance with ASC 350, Intangibles - Goodwill and Other, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events and changes may include: significant changes in performance related to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy.

The Company's test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, the Company determined that it has only one reporting unit. The Company completed the annual impairment test and recognized goodwill impairment charges in the years ended March 31, 2023.

n)
Foreign currency

The Company’s consolidated financial statements are reported in U.S. Dollars ("USD"), the Parent Company’s functional currency. The functional currency for the Company’s subsidiaries in India, is the Indian Rupee ("INR"), the functional currency of the Company's subsidiary in the United Kingdom is the British Pound Sterling ("GBP"). The translation of the functional currency of the Company’s subsidiaries into USD is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using an average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments ("CTA") under other comprehensive income/loss, or under accumulated other comprehensive income/loss as a separate component of equity.

Monetary assets and liabilities of the Company and its subsidiaries that are denominated in currencies other than the subsidiary’s functional currency are translated into their respective functional currency at the rates of exchange prevailing on the balance sheet date. Transactions of the Company and its subsidiaries that are denominated in currencies other than the subsidiary’s functional currency are translated into the respective functional currencies at the average exchange rate prevailing during the period of the transaction. The gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations.

o)
Employee benefit plans

Contributions to defined contribution plans are charged to consolidated statements of operations in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. The liability from defined benefit plans is calculated annually by the Company using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees.

The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, future compensation increases and attrition rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in its entirety immediately. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

p)
Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method (FIFO) for all inventories.

q)
Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered.

The Company accounts for uncertainty in tax positions recognized in the consolidated financial statements by recognizing a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and for all operating loss and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the consolidated statement of income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the applicable tax law.

The Company regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company’s income tax provision would increase or decrease in the period in which the assessment is changed.

r)
Income/loss per share attributable to common shareholders

The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common shareholders for the period to be allocated between common shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock is participating security because holders of such shares have dividend rights in the event a cash dividend is declared on common stock at an amount equal to dividend paid on each common stock. The Company’s convertible notes are not considered participating securities. The holders of the redeemable convertible preferred stock would be entitled to dividends in preference to common shareholders, at specified rates, if declared. Then any remaining earnings would be distributed to the holders of common shares and redeemable convertible preferred stock on a pro-rata basis assuming conversion of all redeemable convertible preferred stock into common stock.

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period.

s)
Investments

Equity securities

Equity investments with a readily determinable fair value, other than equity method investments, are measured at fair value with changes in fair value recognized in the consolidated statements of operations. Equity investments without a readily determinable fair value, are measured at cost, less any impairment.

t)
Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Recoveries of environmental remediation costs from third parties that are probable of realization are separately recorded as assets and are not offset against the related environmental liability.

u)
Expenses

Set forth below is a brief description of the components of the Company’s expenses:

i.
Sales, marketing and business development expense

This function includes expenses incurred directly or indirectly for selling and marketing a product or service and costs spent on/by personnel employed under the sales or marketing departments. These expenses also include marketing efforts made by the Company to expand its market reach for distributing insurance policies. The expenses include advertisements through different mediums to reach end customers of insurance policies to enhance awareness and educate end customers.

ii.
General and administrative expenses

General and administrative expenses include personnel costs for corporate, finance, legal and other support staff, including bonus and share based compensation expenses, professional fees, allowance for doubtful accounts and other corporate expenses.

iii.
Research and development expense

Research and development expense consists of personnel costs incurred by the technology development team, subscription costs and other costs associated with ongoing improvements to and maintenance of internally developed software and allocation of certain corporate costs.

v)
Recently issued accounting pronouncements and not yet adopted

The Company is expected to be an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, the Company will not be subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of the Company’s financial statements to those of other public companies more difficult.

i.
In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity," which signifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity's own equity. The standard reduces the number of models used to account for convertible instruments, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and requires the if-converted method for calculation of diluted earnings per share for all convertible instruments. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2023. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
ii.
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

3.
Recapitalization

As discussed in Note 1, “Reorganization and Description of Business”, following the Closing of Business Combination, Roadzen (DE) was deemed the accounting acquirer of the Parent Company and the transition was accounted for as a reverse recapitalization.

Transaction Proceeds

Upon the Closing, the Company received gross proceeds of $32,770. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) for the period ended September 30, 2023:

Cash-trust and cash, net of redemptions	32,770
Less: transaction costs and advisory fees, paid	—
Net proceeds from the Business Combination	32,770
Add: other current assets (including forward purchase agreement)	46,257,695
Less: transaction costs and advisory fees, accrued	(17,697,924)
Less: promissory note	(3,731,708)
Reverse recapitalization, net	24,860,833

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

Vahanna Class A common stock, outstanding prior to the Business Combination	25,012,500
Less: Redemption of Vahanna Class A common stock	(15,670,446)
Class A common stock of Vahanna	9,342,054
Predecessor Roadzen Shares	58,396,520
Shares Issued to PIPE	702,255
Common stock immediately after the Business Combination	68,440,829
Unvested Restricted Stock units	9,903,480

The number of Predecessor Roadzen shares was determined as follows:

	Predecessor Roadzen Shares	Shares issued to shareholders of Predecessor Roadzen
Common stock	606,425	16,501,984
Convertible preferred stock	1,539,566	41,894,536
	2,145,991	58,396,520

Public and private placement warrants

In connection with Vahanna's initial public offering in 2021, 10,004,994 public warrants were issued (the “Public Warrants”) and 9,152,087 warrants were issued in a private placement (the “Private Placement Warrants"; and the Private Placement Warrants together with the Public Warrants, collectively the "Warrants") all of which warrants remained outstanding and became warrants for the common shares in the Company.

Redemption

Prior to the closing of the Business Combination, certain Vahanna public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 15,670,446 shares of Vahanna Class A Common Stock for an aggregate payment of $168,466,546 (the "Redemption").

4.
Cash, cash equivalents and restricted cash

	As of September 30, 2023	As of March 31, 2023
Balances with banks
In Current accounts	8,100,274	588,347
Cash in hand	9,420	993

	8,109,694	589,340

Restrcited cash and cash equivalents (Non - current)	886,105	542,490

5.
Accounts receivables, net

	As of September 30, 2023	As of March 31, 2023
Accounts receivable	8,907,062	1,549,711
Less: allowance for credit losses	(219,189)	(13,726)
	8,687,873	1,535,985

The following table provides details of the Company's allowance for credit accounts:

Balance, beginning of period	13,726	14,884
Additions charged	171,946	—
Existing allowance in acquired entites	49,810
Bad debts written off	-	—
Effect of exchange rate changes	(16,293)	(1,158)
Balance, end of period	219,189	13,726

6.
Prepayments and other current assets

	As of September 30, 2023	As of March 31, 2023
Balance with statutory authorities	1,482,433	1,189,787
Unbilled revenue	3,803,937	868,382
Advances given (net of doubtful advances of $228,750 as of September 30, 2023 and $225,495 as of March 31, 2023)	3,159,980	922,380
Other receivables	2,925,633	126,928
Prepayments	421,269	22,091
Forward purchase agreement	22,600,195	—
Deposits	74,728	52,368
	34,468,175	3,181,936

i) Advances given include:

a)
$2,603,479 and $826,057 of advance to suppliers as of September 30, 2023 and March 31, 2023, respectively.
b)
$98,387 and $55,753 of advance to employees as of September 30, 2023 and March 31, 2023, respectively. Advance to employees include related party balances of $9,819 and $28,516 as of September 30, 2023 and as of March 31, 2023.

ii) Forward purchase agreement

On August 25 2023, Vahanna entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Seller”) (the “Forward Purchase Agreement”) for OTC Equity Prepaid Forward Transactions. Vahanna is referred to as the “Counterparty” prior to the consummation of the Business Combination, while RDZN is referred to as the “Counterparty” after the consummation of the Business Combination.

The Forward Purchase Agreement asset represents the recognition of the cash payments to the Seller of $46.1 million (including prepayment of $46 million and the reimbursable transaction cost of $0.1 million) and the Forward Purchase Agreement with regard to 4,297,745 shares (recycled shares) and 702,255 shares (PIPE subscription shares). The fair value of the Forward Purchase Agreement is comprised of the Prepayment Amount ($46.1 million) and is reduced by the economics of the downside provided to the Sellers ($23.5 million) and the estimated consideration payment at the Cash Settlement Payment Date ($22.6 million). The Forward Purchase Agreement will be remeasured at fair value with changes in earnings in the future periods. Forward Purchase Agreements are treated as a Financial Instrument and revalued at each reporting date with the corresponding earnings (loss) reflected in the consolidated statements of operations as a change in fair value of Forward Purchase Agreement.

Assumptions used in calculating estimated fair value of Forward Purchase Agreement as of September 30, 2023 is as follows:

Volatility	62.20%
Risk-free rate	4.40%
Dividend yield	0.00%
Strike price	10.77
Remaining term (years)	1.5 years

7.
Non-marketable securities
a)
Moonshot - Internet SAS ("Moonshot")

Predecessor Roadzen has invested $2,410,000 for purchasing 6.68% equity stake in Moonshot, a simplified Joint Stock Company existing under the laws of France, which is a subsidiary of Société Générale, one of the leading French banking conglomerates. Moonshot is an Insurtech company, registered as an insurance broker, which specializes in usage-based insurance products and services dedicated to E-Commerce. Predecessor Roadzen has a representative on the board of directors of Moonshot, however, the investment of 6.68% does not give Predecessor Roadzen the ability to significantly influence the operating and financial policies of Moonshot, since majority ownership of Moonshot is concentrated with a single shareholder. Therefore, Predecessor Roadzen uses the measurement alternative for equity investments without readily determinable fair values for its investment in Moonshot. The Company carries this investment at cost, less impairment.

b)
Daokang (Beijing) Data Science Company Ltd. ("Daokang")

Predecessor Roadzen entered into a joint venture contract with WI Harper VIII LLP and Shangrao Langtai Daokang Information Technology Co. Ltd. and invested an amount of $2,500,030 (representing 34.5% of equity interest) of Daokang. Despite its significant equity interest in Daokang, Predecessor Roadzen has attempted but has not been able to obtain adequate financial information as per U.S. GAAP to apply equity method. Predecessor Roadzen, therefore, is unable to exercise significant influence over the operating and financial policies of Daokang. Accordingly, Predecessor Roadzen uses the measurement alternative for equity investments without readily determinable fair values for its investment in Daokang. The Company carries this investment at cost, less impairment.

The Company evaluates its non-marketable equity securities for impairment in each reporting period based on a qualitative assessment that considers various potential impairment indicators. This evaluation consists of several factors including, but not limited to, an assessment of significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which our investees operate, and other available financial information as per the local reporting requirements applicable to the relevant jurisdictions that affects the value of our non-marketable equity securities. Based on such assessment, the Company has concluded that there is no impairment in carrying value of its non-marketable securities.

8.
Property and equipment, net

The components of property and equipment, net were as follows:

	As of September 30, 2023	As of March 31, 2023
Computers	597,592	370,516
Office equipment	239,776	153,432
Furniture & fixtures	193,366	69,338
Electrical equipment	30,996	6,312
Leasehold improvements	31,816	21,381
Total	1,093,546	620,979
Less: Accumulated depreciation	(788,211)	(388,486)
Property and equipment, net	305,335	232,493

The Company capitalized $472,567 (net of disposal and CTA impact of $0 and $(8,163) respectively) and $59,568 (net of disposal and CTA impact of $137,230 and $43,496 respectively) for the period ended September 30, 2023 and as of March 31, 2023, respectively, out of which $396,123 is related to acquisitions of FA Premium Insurance Broking Pvt. Ltd., Global Insurance Management Limited and National Automobile Club. The Company capitalized $5,871 and $115,383 towards computers for the period ended September 30, 2023 and March 31, 2023, respectively. Depreciation expense relating to property and equipment amounted to $117,869 and $145,614 for the period ended September 30, 2023 and for March 31, 2023 respectively, out of which $29,509 and $97,996 relates to computer for the period ended September 30, 2023 and March 31, 2023 respectively.

9.
Intangible assets, net

	As of September 30, 2023	As of March 31, 2023
Software for internal use	9,358,312	7,292,101
Customer contracts - (refer note 19)	2,681,713	682,399
Distribution Network - (refer note 19)	804,411	-
Intangible assets under development	290,211	196,174
Intellectual property	111,031	112,176
Trademark	54	55
Total	13,245,732	8,282,905
Less: accumulated depreciation and amortization	(8,270,569)	(5,569,048)
Less: Impairment loss	(242,200)	(244,699)
Intangible assets, net	4,732,963	2,469,158

In the coming years, the Company has decided to shift its focus more on insurance distribution services rather than engaging into insurance support services. Due to the change in the business strategy, it was more likely than not that the carrying value of the distribution entities exceeded its fair value. As a result, the Company performed an impairment assessment by comparing the fair value of the affected entities (FA Events and Media Private Limited, Peoplebay Consultancy Services Private Limited, Kintsugi Innovation Labs Private Limited) to its carrying value. Fair value was determined by using DCF (discounted cashflow method) which is a level 3 measurement. The carrying value of the affected entities exceeded its fair value and as a result, an impairment charge of $254,614 (including CTA impact of $9,915) was recorded in consolidated statements of operations under the head "Impairment of goodwill and intangibles with definite life" for the year ended March 31, 2023.

The Company performed qualitative assessment for other intangible assets and indicated that it was more likely than not that the fair value of the acquired entities exceeded its carrying value, therefore, did not result in an impairment.

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For Period Ended September 30:	Amount
2024	1,703,535
2025	1,260,208
2026	1,258,312
2027	220,697

10.
Other long term assets

	As of September 30, 2023	As of March 31, 2023
Deposits	11,203	25,890
Advances	40,359	-
Interest accrued	14,757	9,249
Balances with statutory authorities	—	—
Deferred tax assets (refer note 24)	160,731	82,345
	227,050	117,484

11.
Accounts payable and accrued expenses

	As of September 30, 2023	As of March 31, 2023
Accounts payable	19,408,430	2,008,731
Accrued expenses	10,482,823	3,575,445
Amounts due to employees	693,176	656,890
	30,584,429	6,241,066

1)
As the accounting acquirer, Predecessor Roadzen is deemed to have assumed certain accounts payables obtained in connection with the Business Combination amounting to $17,630,434 due to transaction costs in consummating the Business Combination.
2)
Amount due to employees consists of reimbursements and salaries payable. The total includes related party balances of $78,750 and $45,162 as of September 30, 2023 and as of March 31, 2023 respectively.
12.
Other current liabilities

Other current liabilities consist of the following:

	As of September 30, 2023	As of March 31, 2023
Statutory liabilities	1,291,605	1,417,751
Deferred revenue	1,787,252	108,442
Advance from customers	241,727	52,227
Amounts due to related party	41,621	-
Provision for income tax	83,253	83,054
Retirements benefits	3,008	3,008
Other payables	2,456,695	839,411
	5,905,161	2,503,893

Other payables include consideration payable on acquisitions of FA Insurance Premium Broking Private Limited, National Automobile Club, Peoplebay Consultancy Services Private Limited and FA Events and Media Private Limited for the period ended September 30, 2023 and consideration payable on acquisitions of Peoplebay Consultancy Services Private Limited and FA Events and Media Private Limited for the year ended March 31, 2023.

13.
Borrowings
A.
Long term borrowings consist of the following:

	As of September 30, 2023	As of March 31, 2023
Secured debentures (note a)	2,672,542	3,198,569
Loans from banks (note b)	375,335	307,228
Less: current portion of long-term borrowings	(2,813,526)	(2,852,528)
	234,351	653,269

a.
Secured debentures:

Particulars	Interest rate	Maturity date	Amount outstanding
Secured debentures	19.50%	31-May-24	759,526
	19.50%	31-Jul-24	417,441
	19.25%	31-May-24	592,592
	20.00%	31-Jan-24	902,983
			2,672,542

The debentures are secured by intellectual property, current assets and movable property and equipment of certain material foreign subsidiaries.

b.
Loan from banks:

Particulars	Interest rate	Maturity date	Amount outstanding

	16.00%	5-Mar-24	4,709
	16.50%	5-Mar-24	5,904
	15.50%	6-Sep-25	21,566
	18.00%	5-Sep-25	21,797
	16.00%	9-Apr-24	13,111
	18.50%	2-Nov-25	17,844
Long term borrowings from banks	19.50%	2-Oct-25	13,679
	15.50%	6-Sep-25	21,566
	14.75%	5-Jun-24	11,260
	17.00%	5-Oct-24	17,442
	15.85%	4-May-26	48,321
	8.75%	10-Aug-30	119,053
	15.75%	5-Aug-26	59,083
			375,335

As of September 30, 2023, the aggregate maturities of long-term borrowings (excluding convertible notes) are as follows:

Period ending March 31, 2024	550,524
Period ending March 31, 2025	2,316,170
Period ending March 31, 2026 and onwards	181,183
3,047,877

B.
Short term borrowings

	As of September 30, 2023	As of March 31, 2023
Loan from banks (note a)	674,618	84,587
Loan from related parties	557,594	485,747
Loan from others (note b)	12,819,994	4,305,467
	14,052,206	4,875,801

a)
Loan from banks and others

Particulars	Weighted average borrowing rate
Short term borrowings from banks and others	13.09%

b) Loan from others

1.
During the quarter ended June 30, 2023, the Predecessor Roadzen entered into a $7.5 million secured notes agreement with a syndicate of lenders which has a maturity date of June 30, 2024. The secured notes accrue interest at 15% per annum. The syndicate of lenders are entitled to receive a warrant to purchase an agreed number of shares of common stock in the event that the loan is not fully repaid by the Predecessor Roadzen within six months from the issue date.
2.
As the accounting acquirer Predecessor Roadzen is deemed to have assumed the promissory note amounting to $2.46 million at a discount of 10% which was obtained to finance transaction costs in connection with a Business Combination. The promissory note is not convertible and accrued interest at 20% per annum and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company.
3.
As the accounting acquirer, Predecessor Roadzen is deemed to have assumed a Convertible Promissory Note amounting to $1.04 million which was obtained to finance transaction costs in connection with a Business Combination. The Convertible Promissory Note is a non-interest bearing instrument and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the holder's discretion. The warrants would be identical to the Private Placement Warrants described in note 17.

Since the Public Warrants are listed, market price method was used to compute the fair market value on the reporting date. A comparison of the assumptions used in calculating estimated fair value of working capital loan as of September 30, 2023 is as follows:

Closing price	$0.04
Open price	$0.04
High	$0.04
Low	$0.04

14.
Other long term liabilities

	As of September 30, 2023	As of March 31, 2023
Retirement benefits	386,654	294,301
Deferred tax liability	567,394	—
	954,048	294,301

15.
Mezzanine equity

As discussed in Note 1, the Company has retroactively adjusted the Predecessor Roadzen shares issued and outstanding prior to the Business Combination to give effect to the conversion ratio to determine the number of shares of common stock into which the convertible preferred stock of Predecessor Roadzen were converted.

As of March 31,2023, the redeemable convertible preferred stock consisted of the following:

	Shares issued and outstanding	Per share original issue price	Aggregate conversion amount	Carrying value
Series A	200,000	0.5	100,000	100,000
Series A1	1,265,100	1.5	1,897,650	48,174,279
	1,465,100		1,997,650	48,274,279

Upon the Closing of the Business Combination, 1,539,566 shares of redeemable convertible preferred stock issued and outstanding were converted into 41,894,536 shares of Class A common stock at the conversion ratio.

As of September 30, 2023, no shares of convertible preferred stock were outstanding.

16.
Common stock

As of September 30, 2023, the Company was authorized to issue 220,000,000 shares of common stock, $0.0001 par value.

As a result of the Business Combination, all of Vahanna's Class A Common Stock and Class B Common Stock automatically converted into 10,044,309 shares of the Company's common stock on a one-for-one basis and shares of Predecessor Roadzen's common stock issued and outstanding were converted into 58,396,520 shares of common stock at the conversion ratio.

The holders of common stock are entitled to receive dividends as declared from time to time and are entitled to one vote per share at meetings of the Company. In the event of liquidation, the holders of common stock are eligible to receive an equal share in the distribution of the surplus assets of the Company based on their percent of ownership.

As of September 30, 2023 and March 31, 2023, 68,440,829 and 16,501,984 shares of the Company's common stock were issued and outstanding respectively.

The following table summarizes the Company’s common stock reserved for future issuance on an as-converted basis:

	As of September 30, 2023	As of March 31, 2023
Conversion of outstanding redeemable convertible preferred stock	—	39,821,418
Remaining shares available for future issuance under the RSU Plan	9,903,480	—
Warrants	19,157,081	—

17.
Warrants

Vahanna's 10,004,994 Public Warrants and 9,152,087 Private Placement Warrants remained outstanding and became warrants for the Company upon the close of the Business Combination.

As of September 30, 2023, there were 10,004,994 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. Each whole warrant entitles the registered holder to purchase one common stock at a price of $11.50 per share. The Public Warrants became exercisable as of October 20, 2023 which was after the date of the financial statements contained in this report. The Public Warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and
•
if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

As of September 30, 2023, there were 9,152,087 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants of then Vahanna, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions.

18.
Revenue

The following table summarizes revenue by the Company's service offerings:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the six months ended September 30, 2023	For the six months ended September 30, 2022
Revenue from services
Commission and Distribution Income	8,381,753	2,250,787	9,459,946	4,019,080
Income from Insurance as a Service	7,088,828	356,790	11,621,545	1,218,668
	15,470,581	2,607,577	21,081,491	5,237,748

There was one customer that individually represented 37% of the Company’s revenue for the period ended September 30, 2023 and one customer that represented 29% of the Company’s revenue for the period ended September 30, 2022.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers

	As of September 30, 2023	As of March 31, 2023
Contract liabilities
Deferred revenue	1,787,252	108,442
Total contract liabilities	1,787,252	108,442
Contract assets
Unbilled revenue	3,803,937	868,382
Total contract assets	3,803,937	868,382

The Company record deferred revenues when cash payments are received or due in advance of Company's performance. Deferred revenues primarily relate to commission and distribution income and insurance as a service. The amount of revenue recognized for the period ended September 30, 2023 that was included in the deferred revenue balance as of March 31, 2023 was $108,442. The amount of revenue recognized in the year ended March 31, 2023 that was included in the deferred revenue balance as of March 31, 2022 was $292,031. The Company's remaining performance obligations in contracts with customers will be completed within 12 months from the reporting date.

Contract assets represent a conditional right to consideration for satisfied performance obligations that become a receivable when the conditions are satisfied. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collection and are included in "prepayments and other current assets" in the consolidated balance sheets which will be billed in the month subsequent to the period in which performance obligation were satisfied.

19.
Business combinations
a)
Global Insurance Management Limited

During the period ended June 30, 2023, Predecessor Roadzen (on June 30, 2023) acquired 100% of the equity interests in Global Insurance Management Limited for a cash consideration of $3,998,000. Global Insurance Management Limited was incorporated in the United Kingdom and is engaged in the business of underwriting, pricing and distribution of Insurance products. As on September 30, 2023, the Company has transferred the entire consideration, however, Predecessor Roadzen exercises board control over Global Insurance Management from June 30, 2023. The financial results of Global Insurance Management have been included in the Company's consolidated financial statements from June 30, 2023 as the Company possess the power to direct the relevant activities of Global Insurance Management from the share purchase agreement date.

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Cash and cash equivalents	10,997,974
Acquired Customer Contract (Refer Note 9)	1,157,920
Other assets	7,157,343
Other liabilities	(15,947,363)
Net assets	3,365,874
Purchase consideration	3,998,000
Goodwill (Refer Note 19(d))	632,126

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to the synergies expected from marketing expertise and penetration which the acquiree possesses.

Following are details of the purchase price allocated to the intangible assets acquired:

	Amount	Weighted average life
Acquired customer contracts	1,157,920	3 years

b)
National Automobile Club

During the period ended June 30, 2023, Predecessor Roadzen (on June 06, 2023) acquired 100% of the equity interests in National Automobile Club for a cash consideration of $2,100,000. National Automobile Club was incorporated in the United States of America and is engaged in the business of roadside assistance services. As of September 30, 2023, Predecessor Roadzen has transferred a consideration amounting to $1,750,000, however, Predecessor Roadzen exercises board control over National Automobile Club from June 06, 2023. The financial results of National Automobile Club have been included in the Company's consolidated financial statements from June 06, 2023 as the Company possess the power to direct the relevant activities of National Automobile Club from the share purchase agreement date.

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Cash and cash equivalents	182,713
Intangible assets	13,384
Acquired Customer Contract (Refer Note 9)	870,027
Other assets	1,947,606
Other liabilities	(1,215,247)
Net assets	1,798,483
Purchase consideration	2,100,000
Goodwill (Refer Note 19(d))	301,517

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to the synergies expected from marketing expertise and penetration which the acquiree possesses.

Following are details of the purchase price allocated to the intangible assets acquired:

	Amount	Weighted average life
Acquired customer contracts	870,027	3 years

c)
FA Premium Insurance Broking Private Limited

During the period ended September 30, 2023, Predecessor Roadzen (on July 01, 2023) acquired 100% of the equity interests in FA Premium Insurance Broking Private Limited for a consideration of $1,279,820. FA Premium Insurance Broking Private Limited was incorporated in India and is engaged in the business of broking services. As of September 30, 2023, Predecessor Roadzen has transferred a consideration amounting to $1,204, however, Predecessor Roadzen exercises board control over FA Premium Insurance Broking Private Limited from July 01, 2023. As the share transfer is pending due to pending approval of IRDA which is an administrative process once the approval is received share transfer will be affected in the meantime the company has management control over the investee accordingly it has been consolidated with effect from July 01, 2023.

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Cash and cash equivalents	72,430
Intangible assets	34,754
Acquired Customer Contract (Refer Note 9)	20,345
Acquired Distribution Network (Refer Note 9)	814,365
Other assets	670,182
Other liabilities	(736,298)
Net assets	875,778
Purchase consideration	1,279,820
Goodwill (Refer Note 19(d))	404,042

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to the synergies expected from marketing expertise and penetration which the acquiree possesses.

Following are details of the purchase price allocated to the intangible assets acquired:

	Amount	Weighted average life
Acquired Distribution Network	814,365	3 years
Acquired customer contracts	20,345	3 years

d)
Goodwill

	As of September 30, 2023	As of March 31, 2023
Opening balance	996,441	1,725,293
Goodwill relating to acquisitions consummated during the year (refer note 19 (a), (b) & (c))	1,337,685	—
Less: Impairment recognized on goodwill during the year	—	(664,903)
Effect of exchange rate changes	(29,967)	(63,948)
Closing balance	2,304,159	996,441

In the coming years, the Company has decided to shift its focus more on insurance distribution services rather than engaging into insurance support services. Due to the change in the business strategy, it is more likely than not that the carrying value of the distribution and marketing entities exceeded its fair value. As a result, the Company performed a goodwill impairment assessment during the year ended March 31, 2023, by comparing the fair value of the affected entities (FA Events and Media Private Limited, Peoplebay Consultancy Services Private Limited, Kintsugi Innovation Labs Private Limited) to its carrying value. Fair value was determined by using DCF (discounted cashflow method) which is a level 3 measurement. The carrying value of the affected entities exceeded its fair value and as a result, a goodwill impairment charge of $664,903 (including amount of $24,591 due to foreign exchange fluctuation) was recorded in consolidated statements of operations under the head "Impairment of goodwill and intangibles with definite life" during the year ended March 31, 2023.

The Company performed qualitative assessment for other entities and indicated that it is more likely than not that the fair value of the acquired entities exceeded its carrying value, therefore, did not result in an impairment.

20.
Financial instruments

The Company measures the Convertible Promissory notes and forward purchase asset agreement at fair value. The Company’s convertible promissory notes are categorized as Level 1 because they are measured based on observable listed prices of such instruments. Forward purchase agreement are categorized as Level 3 because of unobservable inputs and other estimation techniques due to the absence of quoted market prices, inherent lack of liquidity and the tenure of such financial instruments.

Financial instruments measured at fair value on a recurring basis

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2023:

	September 30, 2023
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total

Financial liabilities:
Convertible promissory notes	1,029,374	-	-	1,029,374
	1,029,374	-	-	1,029,374

	September 30, 2023
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial assets:
Forward purchase agreement	-	-	22,600,195	22,600,195
	-	-	22,600,195	22,600,195

The Company uses a third-party valuation specialist to assist management in its determination of the fair value of its Level 1 classified Convertible promissory notes. The fair value of these financial instruments is based on the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. For key aspects of valuation refer note 13 (B) (3).

The Company uses a third party valuation specialist to assist management in its determination of the fair value of its Level 3 classified forward purchase agreement. The instrument were fair valued using a Monte Carlo simulation model utilizing assumptions related to the contractual term of the instruments and current interest rates. For key aspect of the valuation inputs refer note 6 (c).

Assets measured at Fair Value on a non-recurring basis

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.

Non-Marketable Equity Securities

The Company measures its non-marketable equity securities that do not have readily determinable fair values under the measurement alternative at cost less impairment, adjusted by price changes from observable transactions recorded within other income (expense), net in the consolidated statements of operations. The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to its investment in Daokang and Moonshot. The Company did not record any realized gains or losses for the Company’s non-marketable equity securities during the period ended September 30, 2023 and the year ended March 31, 2023.

Management of risks

Interest rate risk - Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate due to change to market interest rates. The Company is exposed to interest risk for its long term debts where the interest rates are variable according to the market conditions.

Foreign currency risk - The Company monitors its foreign currency exposures on a regular basis. The operations are primarily denominated in United States Dollars, Pounds Sterling, Indian Rupees and Euros. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates. Based on a sensitivity analysis we have performed as of September 30, 2023, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the United States Dollar would not have a material effect on our financial statements.

21.
Sum due to insurer

Due to insurer represents the net amounts of premium due to insurer based on the respective contract with each insurer. The net amount due is equal to the gross written premium less the Company’s commission for policies that have reached their effective date. Sum due to insurer includes $8,175,754 as of September 30, 2023, which represents funds from the insurer to meet working capital requirements/contingencies arising out of claim settlement.

22.
Commitments and contingencies
A.
Commitments

Dividend on preferred stock

In view of losses, cumulative dividend in respect of preferred stock of Predecessor Roadzen (Series A and A1 stock) not provided for $0 and $477,101 as of September 30, 2023 and March 31, 2023 respectively.

B.
Leases - Accounted as per ASC 842 for the Period Ended September 30, 2023

Operating leases

The Company leases office space under non-cancelable operating lease agreements, which expire on various dates through April 2031. Some property leases contain extension options exercisable by the Company. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease cost for the period ended September 30, 2023 are summarized below:

Rent expense for operating leases for the period ended September 30, 2023 was $54,536.

i)
The following tables presents the various components of lease costs:

Particulars	For the period ended September 30, 2023
Lease :
Operating lease cost	54,536
Short-term lease cost	17,824
Total lease cost	72,360

ii)
The following table presents supplemental information relating to the cash flow and non cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating liabilities, and, as such, are excluded from the amounts below.

Particulars	For the period ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	52,594
Right-of-use assets obtained in exchange for lease obligations:
Operating Assets	578,899

iii)
Balance sheet information related to leases is as follows:

Particulars	As of September 30, 2023 (Unaudited)
Operating Leases:
Operating Lease ROU Asset, net	918,940
—
Other current liabilities	455,830
Operating lease liabilities	272,089
Total operating lease liabilities	727,919

iv)
Weighted Average Remaining Lease Term (In years)

As of September 30, 2023
Operating Leases	5.20

v)
Weighted Average Discount Rate

As of September 30, 2023 (Unaudited)
Operating Leases	12.72%

vi)
Maturities of lease liabilities were as follows:

Particulars	Lease Liabilities (USD)*
For Period Ended September 30:
2024	469,702
2025	131,939
2026	123,346
2027	93,655
2028	15,419
Thereafter	36,323
Total Lease Payments	870,384
Less: Imputed Interest	(142,465)
Total	727,919

* The lease liabilities are translated into U.S. Dollars using the closing rate for the period ended September 30, 2023

C.
Litigation and loss contingencies

From time to time, the Company may be subject to other legal proceedings, claims, investigations, and government inquiries (collectively, "Legal Proceedings") in the ordinary course of business. It may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. There are no currently pending Legal Proceedings that the Company believes will have a material adverse impact on the business or consolidated financial statements.

D.
Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which the Company agrees to provide indemnification of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including losses arising out of intellectual property infringement claims made by third parties, if the Company has violated applicable laws, if the Company is negligent or commits acts of willful misconduct, and other liabilities with respect to its products and services and its business. In these circumstances, payment is typically conditional on the other party making a claim pursuant to the procedures specified in the particular contract. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements.

23.
Net loss per share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its preferred stocks, convertible notes and share warrants as potential common equivalents, but excluded them from the computation of diluted net loss per share attributable to common stockholders in the periods presented, as their effect was antidilutive.

The following table sets forth the computation of basic net loss per share attributable to common stockholders and preferred stock holders:

Particulars	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the six months ended September 30, 2023	For the six months ended September 30, 2022
Numerator:
Net Loss	(31,081,800)	(7,428,929)	(35,121,044)	(10,007,301)
Less: dividend attributable to preferred stockholders for the current year	-	27,742	-	53,956
Net loss attributable to Roadzen Inc. common stockholders	(31,081,800)	(7,456,671)	(35,121,044)	(10,061,257)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Roadzen Inc. common stockholders - basic and diluted	22,272,967	16,501,984	19,387,476	16,501,984
Net loss per share attributable to Roadzen Inc. common stockholders - basic and diluted	(1.40)	(0.45)	(1.81)	(0.61)

The following table summarizes the number of potential common stock equivalents that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented:

Particulars	For the six months ended September 30, 2023	For the six months ended September 30, 2022
Share warrants	19,157,081	25,931
Convertible notes	—	11,939,285
Preferred stock		28,586,846
Total	19,157,081	40,552,062

24.
Income taxes

The Company's net loss before provision for income taxes for the three months and six months periods ended September 30, 2023 and September 30, 2022 was as follows:

Particulars	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the six months ended September 30, 2023	For the six months ended September 30, 2022
Domestic	(5,606,269)	(6,435,467)	(9,350,380)	(8,602,187)
Foreign	(25,504,049)	(1,029,514)	(25,804,523)	(1,482,275)
Total	(31,110,318)	(7,464,981)	(35,154,903)	(10,084,462)

The components of the provision for income taxes for the three months and six months periods ended September 30, 2023 and September 30, 2022 was as follows:

Particulars	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the six months ended September 30, 2023	For the six months ended September 30, 2022
Current:
Domestic	—	—	—	—
Foreign	50,135	4,901	72,077	4,901
	50,135	4,901	72,077	4,901
Deferred:
Domestic	—	—	—	—
Foreign	(39,196)	(1,454)	(38,727)	(2,893)
	(39,196)	(1,454)	(38,727)	(2,893)

Total provision for income taxes	10,939	3,447	33,350	2,008

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the three months and six months periods ended September 30, 2023 and September 30, 2022 was as follows:

Particulars	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the six months ended September 30, 2023	For the six months ended September 30, 2022
Federal statutory income tax rate	21.00%	21.00%	21.00%	21.00%
Non deductible expenses	0.14%	(0.26%)	(6.86%)	(2.35%)
Valuation allowance	(21.00%)	(20.90%)	(14.13%)	(18.28%)
Foreign rate differential	(0.24%)	0.65%	(0.18%)	0.63%
Other	0.06%	(0.54%)	0.08%	(1.02%)
Total provision for income taxes	(0.04%)	(0.05%)	(0.09%)	(0.02%)

The components of the Company’s net deferred tax assets as of the period ended September 30, 2023 and year ended March 31, 2023 was as follows:

Particulars	As of September 30, 2023	As of March 31, 2023
Deferred tax assets:
Net operating loss carryforwards	13,428,233	8,480,316
Unabsorbed depreciation carryforwards	88,168	54,438
Retirement benefits	77,720	56,603
Depreciation and amortization	79,816	50,918
Others	20,100	5,965
Total deferred tax assets	13,694,037	8,648,240
Less: valuation allowance	(13,533,306)	(8,565,895)
Deferred tax assets, net of valuation allowance	160,731	82,345
Deferred tax liabilities:
Intangibles on account of business combination	(567,394)	—
Net deferred tax assets/ (liabilities)	(406,663)	82,345

Movement in net deferred tax assets:

	As of March 31, 2023	Recognised/ reversed through statements of operations	Impact of currency translation and acquisitions	As of September 30, 2023
Deferred tax assets:
Net operating loss carryforwards	8,480,316	4,947,917	—	13,428,233
Unabsorbed depreciation carryforwards	54,438	33,730	—	88,168
Retirement benefits	56,603	21,117	—	77,720
Depreciation and amortization	50,918	28,898	—	79,816
Fair value changes on convertible notes	—	—	—	—
Others	5,965	14,135	—	20,100
Less: valuation allowance	(8,565,895)	(4,967,411)	—	(13,533,306)
Deferred tax liabilities:
Intangibles on account of business combination	—	(567,394)	—	(567,394)
Acquisitions	—	540,194	(540,194)	—
Currency translation	—	(12,459)	12,459	—
Net deferred tax assets/ (liabilities)	82,345	38,727	(527,735)	(406,663)

Particulars	As of March 31, 2022	Recognised/ reversed through statements of operations	Impact of currency translation and acquisitions	As of March 31, 2023
Deferred tax assets:
Net operating loss carryforwards	5,742,033	2,738,283	—	8,480,316
Unabsorbed depreciation carryforwards	9,174	45,264	—	54,438
Retirement benefits	53,656	2,947	—	56,603
Depreciation and amortization	25,232	25,686	—	50,918
Fair value changes on convertible notes	3,967	(3,967)	—	—
Others	288,348	(282,383)	—	5,965
Less: valuation allowance	(6,052,307)	(2,513,588)	—	(8,565,895)
Deferred tax liabilities:
Intangibles on account of business combination	(117,729)	117,729	—	—
Currency translation	—	(1,286)	1,286	—
	(47,626)	128,685	1,286	82,345

The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company's judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company's income tax provision would increase or decrease in the period in which the assessment is changed. The Company's valuation allowance increased by $4,967,411 during the period ended September 30, 2023 and $2,515,200 during the year ended March 31, 2023.

The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest such earnings outside the U.S.

Net operating loss and credit carryforwards

As of September 30, 2023, the Company has U.S. federal net operating loss carryforwards of approximately $53,454,859, of which none are subject to limitation under Internal Revenue Code Section 382 (IRC Section 382). The federal net operating loss carryforwards that were generated prior to the 2018 tax year will begin to expire in 2030 if not utilized. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the tax act limits the Company's ability to utilize carryforwards to 80% of taxable income, however, these operating losses may be carried forward indefinitely. The state net operating loss carryforwards will begin to expire in 2032 if not utilized. The Company has foreign tax credits which will expire at the end of 8 years from the end of the assessment year in which these tax credits were originated.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of IRC Section 382 and similar state provisions. The annual limitation may result in the inability to fully offset future annual taxable income and could result in the expiration of net operating loss carryforwards before utilization. The Company continually reviews the impact to net operating losses of any ownership changes.

Unrecognized tax benefits

The Company has adopted authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company did not have any unrecognized tax benefits with a significant impact on its financial statements as of September 30, 2023 and 2022.

The Company's major tax jurisdictions are India, United Kingdom and the U.S. The U.S. federal, state and foreign jurisdictions have statutes of limitations that generally range from three to six years. Due to the Company's net losses, substantially all of its federal and state income tax returns are subject to examination for federal and state purposes.

25.
Segment reporting

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.

26.
Going Concern

The Company has experienced operating losses in current and preceding years. In addition, as of September 30, 2023 and 2022, the Company had negative operating cash flows and negative working capital position. On the Closing Date, the Company received $46.2 million combined gross proceeds from the Business Combination and the PIPE investment (See Note 3 for further information). Management has evaluated the funds available through above mentioned arrangements will be sufficient to alleviate the substantial doubt about the Company's ability to continue as a going concern for next 12 months from the date of authorization of these financial statements. These financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Further the Company is confident that they will be able to procure sufficient funds through its existing and potential investors to meet its financial commitments for the next 12 months.

27.
Stock based compensation

The Company’s 2023 Omnibus incentive share-based compensation awards to the Company’s employees, officers, directors, are all equity-classified instruments. Stock options have service vesting conditions of one year. Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and a graded vesting method for RSUs. The Company has elected to account for forfeitures of employee stock awards as they occur.

Share-based compensation is in the form of restricted stock units (RSUs). The fair value per RSU is calculated using the Black-Scholes option valuation model.

Option value and assumption

As of September 30, 2023 (Unaudited)
Fair value per share (as of grant date)	10.83
Assumptions:
Volatility	30.82%
Expected dividends	0.00%
Expected term (in years)	1.5
Risk free rate	5.24%

Stock option activity	As of September 30, 2023 (Unaudited)
Opening unvested units
Granted	9,903,480
Exercised
Cancelled
Closing unvested units	9,903,480

Stock-based compensation expense related to RSUs granted to employees was $3,526,209 for three months ended September 30, 2023. As of September 30, 2023, the unrecognized compensation expense related to unvested RSUs was approximately $103,728,507 which is expected to be recognized over a weighted-average period of approximately 11 months.

ITEM 2. ROADZEN’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, references to “we,” “us,” and “our” refer to Roadzen and its consolidated subsidiaries as the context so requires.

The following discussion and analysis of the financial condition and results of operations of Roadzen Inc. and its subsidiaries should be read in conjunction with the “Unaudited Condensed Consolidated Financial Statements of Roadzen Inc. as of and for the three months ended September 30, 2023 and 2022,” together with related notes thereto, included elsewhere in this Form 10-Q. The discussion and analysis should also be read together with the unaudited condensed combined financial information as of and for the six months ended September 30, 2023 and 2022 (in the section of this Form 10-Q entitled “Financial Information”). The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See the section titled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth or referred to under the section titled “Risk Factors” or elsewhere in this Form 10-Q.

Overview

Roadzen is a leading insurtech company on a mission to transform global auto insurance powered by advanced AI. At the heart of our mission is our commitment to create transparency, efficiency, and a seamless experience for the millions of end customers who use our products through our insurer, OEM, and fleet (such as trucking, delivery, and commercial fleets) partners. We seek to accomplish this by combining computer vision, telematics and AI with continually updated data sources to provide a more efficient, effective and informed way of building auto insurance products, assessing damages, processing claims and improving driver safety. Insurers and other partners of Roadzen across the world use Roadzen’s technology to launch new auto insurance products, manage risk better and resolve claims faster. These products are built with dynamic underwriting capabilities, API-led distribution and real-time claims processing.

Roadzen has built a pioneering technology platform that uses telematics, computer vision and data science to spearhead innovation across the insurance value chain, namely underwriting, distribution, claims and road safety. We call it the Roadzen “Insurance as a Service” (“IaaS”) platform. Our business generates commission-based revenue as an insurance broker focused on embedded and B2B2C (Business-to-Business-to-Customer) insurance distribution, and fee-based revenue as a provider of innovative cloud, mobile, AI-based telematics applications for the auto insurance economy.

Roadzen has clients within the following ecosystems:

• Insurance — including insurance companies, reinsurers, agents, brokers;

• Automotive — including carmakers, dealerships, online-to-offline car sales platforms;

• Fleets — including small and medium fleets, taxi fleets, ridesharing platforms, commercial and corporate fleets; and

• Other distribution channels such as financial services companies providing auto loans and telematics companies.

Our operations are global, and our partners consists of market-leading insurers and OEMs, including AXA, Société Générale and others. In June of 2023, we made two acquisitions as part of our market entry strategy into the important US and UK markets. Our subsidiary in the UK, Global Insurance Management Ltd. ("GIM"), is a leading specialist Managing General Agent ("MGA") providing auto insurance, extended warranties, and claims management to insurers, car dealers, car companies, and fleets. Global Insurance Management delivers services globally, leveraging its MGA licenses in the UK market and using third-party licenses elsewhere. GIM provides brokerage services to insurance companies, where it acts as a delegated authority of the insurance company to sell the insurer’s policies using its brokerage platform, as well as to adjudicate and pay claims. GIM collects a percentage commission and an administrative fee of the GWP from the insurer/re-insurer during this process. GIM’s specialty insurance contracts typically have an average term of five years. Roadzen's subsidiary in the US, National Automobile Club ("NAC"), is a licensed auto club in California and a provider of claims management and 24/7 commercial roadside assistance in the US. NAC focuses on the commercial automotive industry and its network comprises over 75,000 professional service providers, offering tow, transport, and first notice of loss (“FNOL”) services. NAC’s customers include government enterprises, commercial fleets, car companies and insurers across the US. NAC is headquartered in Burlingame, California.

We have received global recognition, having recently won two awards at the prestigious 2022 Global Artificial Intelligence Summit & Awards for the “Best Use of AI in Mobility” and “Best Use of AI in Insurance” categories held by the Ministry of Electronics and Information Technology and All India Council for Robotics & Automation (AICRA). In October 2021, Roadzen was recognized by Forbes Magazine as a Top 10 AI company and, in 2022, Roadzen was awarded AI Startup of the Year in 2022 by Financial Express (India). We believe that these awards are an acknowledgment of our customer impact and technological superiority.

Our Business Model

Roadzen has two principal models for generating revenue: 1) platform sales of our IaaS platform, and 2) brokerage commission and fees. We follow a capital-light business model, meaning that we do not underwrite any risk ourselves or carry it on our balance sheet for either source of revenue.

1. Platform Sales:

Roadzen provides an IaaS platform addressed towards insurance for mobility. The IaaS platform has a suite of products that work cohesively to address the auto insurance value chain. Roadzen sells its IaaS platform to insurers, car manufacturers, and fleet companies to deliver services for their respective insured customers. Our deep understanding of the insurance industry has enabled us to develop a unified suite of modules and products that is tailored to address the key challenges faced in auto insurance. Our solution suite includes several products that support the insurance lifecycle, such as:

•
Via: enables fleets, carmakers and insurers to inspect a vehicle using computer vision.
•
xClaim: enables digital, touchless and real-time resolution of claims from FNOL through payment using telematics and computer vision;
•
StrandD: enables digital, real-time dispatch and tracking for roadside assistance ("RSA") and FNOL during accident claims; and
•
Good Driving: enables insurers and fleets to recognize their best drivers, train poor drivers and build usage based insurance ("UBI") programs.

Our technology revolutionizes the customer experience by helping customers obtain a policy within seconds and process a claim estimate within minutes in comparison with existing processes that can take weeks. Roadzen’s revenue derived from platform sales is usage-based, meaning we get paid on a per-vehicle or per-use basis.

Sales of Roadzen’s IaaS platform represented approximately 46% and 55% of revenues for the three and six months ended September 30, 2023, respectively.

2. Brokerage Commission and Fees:

Roadzen acts as an insurance broker utilizing its technology to sell insurance through our embedded and Business to Business to Consumer ("B2B2C") distribution model. The policies are sold by insurance intermediaries such as agents and through captive distributors such as dealerships, fleets and used car platforms. Our B2B2C channel partners choose us for a variety of reasons — for the ease of integrating our technology through APIs into their ecosystem, for a seamless, fully digital customer experience from obtaining a policy to submitting a claim, and for integrations with a large number of insurance companies who sell their policies through our platform to give the users a handful of policy options. Lastly, we can provide a superior customer experience by bundling telematics for road safety, RSA and claims management to the customer — a customer experience that we believe is unrivaled by other traditional brokers. Roadzen’s revenues are based on commissions and other fees that are paid by our insurance carriers as a percentage of the Gross Written Premium ("GWP") underwritten for each policy. Roadzen’s brokerage solutions accounted for 54% and 45% of revenues for the three and six months ended September 30, 2023, respectively.

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will likely continue to be, affected by a number of factors, including the following:

Investment in Core Technology and AI

We continue to develop and invest in our technology platform to drive scalability and build innovative products. We believe our significant proprietary investments into our data pipelines, training, model development and our core technology platform are key advantages that allow us to stay ahead of competition, support our growth into global markets and improve operating margins.

Investment in Sales and Marketing

Our sales and marketing efforts are a key component of our growth strategy. Our investments in this area have enabled us to build and sustain our customer base while creating long-term customer relationships. Our sales efforts are materially dependent on our three different channels: (1) strategic sales to insurers and car companies; (2) sales to small-and-medium fleet owners; and (3) brokerage sales driven by agents, captive distribution channels and reinsurance partnerships. We plan to continue investing in each of these channels of growth including hiring sales personnel, event marketing and global travel.

Investments in Innovation for Future Growth

The world of mobility is changing rapidly due to advances in connected, electric, and autonomous vehicles. We believe this presents an exciting and large opportunity to build insurance for this evolving environment. For this reason, our performance will be impacted by our ability to continuously innovate our underwriting algorithms, internalize new data sources and technologies such as Advanced Driving Assistance Systems ("ADAS") and video telematics for accident prevention, and invest in partnerships with carmakers for their insurance offerings and for selling insurance into fleets.

Acquiring New Customers

Our long-term growth will depend on our continued ability to attract new customers to our platform. We intend to continue to drive customers to our platform by expanding our B2B2C model through different avenues.

•
In addition to our existing geographic and product footprint, we aim to grow by expanding into new markets across our target geographies, leveraging our technology platform to increase our speed to market.
•
We intend to consistently offer cutting edge technology at the intersection of mobility and insurance - a capability that traditional insurance carriers and other insurance intermediaries have struggled to provide. As our clients look to digitize and capture a greater part of the insurance value chain, our technology is the differentiator for them to choose Roadzen as a partner.

Expanding Sales Within Our Existing Customer Base

A central part of our strategy is expanding solutions adoption across our existing customer base. We have developed long-term relationships with our customers and have a proven track record of successfully cross- selling product offerings. We have the opportunity to realize incremental value by selling additional functionality to customers that do not currently utilize our full solution portfolio from our platform. As we innovate and bring new technology and solutions to market, we also have the opportunity to realize incremental growth by selling new products to our existing customer base.

Our ability to expand sales within our customer base will depend on a number of factors, including our customers’ satisfaction, pricing, competition, and changes in our customers’ spending levels. Roadzen’s customers include leading insurers and car companies that have a global presence and are spending millions of dollars on digitizing their insurance offerings. We believe that successful integration in one geography may open up opportunities within other geographies. Roadzen has shown the ability to expand contracts from low ticket size in India to higher ticket size in global markets. We have a significant focus on maximizing the lifetime value of our customer relationships, and we continue to make significant investments in order to grow our customer base.

Since January 1, 2023 we began tracking customer segmentation for Roadzen, described as such: enterprise clients that include insurers, automakers and large fleets (above 100 vehicles), and SMB clients, which include agents, brokers, small dealerships, and small fleets (under 100 vehicles). As of September 30, 2023, we had customer agreements with 36 insurers (including carriers, self-insureds and other entities processing insurance claims), 54 automotive clients, and approximately 3000 agent and fleet customers.

Strength of the Auto Insurance Market

We generate a majority of our revenues through commissions and fees which are a reflection of the total insurance policy premium. Roadzen derived 54% of revenue from its brokerage solutions and 46% from its platform sales of its IaaS platform for the three months ended September 30, 2023. A softening of the insurance market characterized by a period of declining premium rates due to competition or regulation could negatively impact our financial results.

Our Regulatory Environment

Our insurance broking business is subject to various laws and regulations and our inability to comply with them may adversely affect our business, results of operations, and reputation.

Our subsidiary in India is licensed to act as a direct insurance broker (life and general) under the Insurance Brokers Regulations of India. Accordingly, we are subject to certain laws, regulations and licensing requirements. Insurance brokers operating in India are required to comply with various regulatory requirements, including stipulations that: (i) the principal officer and broker qualified persons of an insurance broker must undergo training and pass the relevant examinations specified by the Insurance Regulatory and Development Authority of India (the “IRDAI”); (ii) the principal officer, directors, shareholders and key management personnel must fulfill the “fit and proper” criteria specified under the Insurance Brokers Regulations; (iii) insurance brokers may not undertake multi-level marketing for solicitation and procuring of insurance products; (iv) insurance brokers may not offer any rebate or any other inducement to a client; (v) insurance brokers must conduct their business in compliance with the code of conduct specified under the Insurance Brokers Regulations; and (vi) insure brokers must ensure that not more than 50% of their remuneration emanates from one client in a financial year. The IRDAI may undertake inspection of the premises of an insurance broker to ascertain how activities are carried on, and inspect their books of accounts, records and documents. The Insurance Brokers Regulations specify certain approval and reporting requirements to be adhered to by the insurance brokers from time to time, as applicable. We would be subject to fines and penalties if we fail to comply with the Insurance Brokers Regulations. We derive revenues primarily from commissions and other fees paid by insurance carriers whose insurance products our customers purchase.

The commissions that we can charge to our Insurer Partners are based on charges set forth under the IRDAI (Payment of Commission or Remuneration or Reward to Insurance Agents and Insurance Intermediaries) Regulations, 2016 (“IRDAI Commissions Regulations”). The IRDAI (Minimum Information Required for Investigation and Inspection) Regulations, 2020 (“Minimum Information Regulations”), effective from May 23, 2021, are applicable to all insurers and insurance intermediaries in relation to purposes of investigation and inspection by the IRDAI.

Inter-related companies within the group are subject to a stringent regulatory framework that affects the flexibility of our operations and increases compliance costs, and any regulatory action against us and our employees may result in penalties and/or sanctions that could have an adverse effect on our business, prospects, financial condition and results of operations.

The regulatory and policy environment in which we operate is evolving and is subject to change. The government of India (“GoI”) may implement new laws or other regulations and policies that could affect the fintech industry, which could lead to new compliance requirements, including requiring us to obtain approvals and licenses from the GoI and other regulatory bodies, or impose onerous requirements. New compliance requirements could increase our costs or otherwise adversely affect our business, financial condition and results of operations.

Our subsidiary in the UK is licensed as a Managing General Agent ("MGA"), under which we are subject to stringent oversight by the Financial Conduct Authority ("FCA"). Our operations must align with FCA regulations that are specifically tailored to govern the conduct and obligations of MGAs, which act as an intermediary between insurers and clients, with delegated authority to underwrite and process claims on behalf of insurers. Our adherence to these regulations encompasses a variety of compliance obligations, including but not limited to, ensuring that underwriting decisions are made with the requisite skill and care, maintaining accurate and secure records of insurance contracts, managing potential conflicts of interest, and safeguarding client funds. The FCA also imposes comprehensive conduct rules and solvency requirements that require us to act with due care in the interests of policyholders.

The FCA's regime for MGAs mandates a high level of financial prudence and transparency, necessitating robust internal controls and reporting systems. Failure to meet these stringent regulatory requirements could result in significant sanctions, including financial penalties, suspension of authorization, or other disciplinary actions. Given the evolving nature of the regulatory environment, changes in the FCA’s rules or the introduction of new legislation could necessitate adjustments to our operational and compliance processes. These changes could carry implications for our business model and may incur additional compliance costs, ultimately impacting our financial results and operational flexibility.

Roadzen is committed to maintaining a rigorous compliance posture to meet the FCA's expectations for MGAs. Any lapse in our compliance framework could lead to regulatory scrutiny, damage our reputation, and negatively affect our business operations and financial position. It is imperative for us to continuously monitor regulatory developments and adapt our compliance measures accordingly to mitigate the risk of enforcement actions and to uphold the trust of our clients and partners.

Our subsidiary in the USA is licensed as an auto club in California, which exposes Roadzen to a distinct set of risks due to the stringent regulatory landscape enforced by the California Department of Insurance ("CDI"). Compliance with these regulations is paramount, as they govern a wide spectrum of our activities, including membership services, claims management, and financial integrity.

Our Ability to Manage Risk with Data and Technology

Our operations are highly dependent on the reliability, availability, and security of our technology platform and data. Our operations rely on the secure processing and storage of confidential information, including our information systems and networks and those of our third-party service providers. Disruptions in the technology platform, systems and control failures, security breaches, or inadvertent disclosure of user data could result in legal exposure, harm our reputation and brand, and ultimately affect our ability to attract and retain customers. Although we have implemented administrative and technical controls and have taken protective actions to reduce risk, such measures may be insufficient to prevent unauthorized and malicious attacks. As our technology-enabled platform is reliant on data from external parties, such attacks or disruption in our data sources can impact our ability to operate effectively and result in damage to our reputation and results.

Recent Developments

Consummation of Business Combination

On September 20, 2023 (the “Closing Date”), Vahanna, Roadzen, Inc., a Delaware corporation (“Predecessor Roadzen” or "Roadzen (DE)"), and Vahanna Merger Sub Corp., a Delaware corporation and a direct, wholly owned subsidiary of Vahanna (“Merger Sub”), consummated the previously announced Business Combination (as defined below) pursuant to the Agreement and Plan of Merger, dated February 10, 2023, by and among Vahanna, Predecessor Roadzen and Merger Sub (the “Initial Merger Agreement”), as amended by the First Amendment to the Agreement and Plan of Merger, dated June 29, 2023 (the “Merger Agreement Amendment;” the Initial Merger Agreement as amended by the Merger Agreement Amendment, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Roadzen (DE), with Roadzen (DE) surviving the merger as a wholly owned subsidiary of Parent Company (the “Merger,” and together with the other transactions contemplated by the Merger Agreement and the other agreements contemplated thereby, the “Business Combination”). In connection with the consummation of the Business Combination (the “Closing”), Parent Company changed its name to “Roadzen Inc.”

In connection with the Closing, and pursuant to the terms of the Merger Agreement: (i) each outstanding share of Roadzen (DE) common stock, including common stock issued upon conversion of each outstanding share of Roadzen (DE)’s preferred stock, was cancelled and converted into the right to receive 27.21 common stock of Parent Company (“RDZN Common Stock”), (ii) each restricted stock unit of Roadzen (DE) (“Roadzen RSU”) was assumed and converted into the right to receive 27.21 restricted stock units of Parent Company (each, an “RDZN RSU”) and were assumed as Substitute Awards under the Roadzen Inc. 2023 Omnibus Incentive Plan, (iii) each equity security of Roadzen (DE) other than Roadzen (DE) common stock and Roadzen (DE) RSUs (each, a “Roadzen Additional Security”) was assumed and converted into the right to receive equity interests that may vest, settle, convert or be exercised into 27.21 RDZN Common Stock, (iv) each share of common stock of Merger Sub issued and outstanding immediately prior to the Closing was cancelled, retired and ceased to exist and (v) each common stock of Parent Company (each, a “Vahanna Common Stock”) issued and outstanding immediately prior to the Closing and not redeemed in connection with the Redemption (as defined below) remained outstanding and is now an RDZN Common Stock.

The Company determined that Roadzen (DE) was the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification 805. The determination was primarily based on the following facts:

- Former Roadzen (DE) stockholders have a controlling voting interest in the Company;

- Roadzen (DE) existing management team serving as the initial management team of the Company;

- Roadzen (DE) management continues to hold executive management roles for the post-combination company and be responsible for the day-to-day operations; and

- Roadzen (DE) operations comprising the ongoing operations of the Company.

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Roadzen (DE) issuing stock for the net assets of the Parent Company, accompanied by a recapitalization. The primary asset acquired from Parent Company was related to the cash amounts and Forward Purchase Agreement that was assumed at Fair value upon closing of the Business Combination. No goodwill or other intangible assets were recorded as a result of the Business Combination.

While the Parent Company was the legal acquirer in the Business Combination, because Roadzen (DE) was deemed the accounting acquirer, the historical financial statements of Roadzen (DE) became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Roadzen (DE) prior to the Business Combination; (ii) the combined results of the Parent Company and Roadzen (DE) following the Closing of the Business Combination; (iii) the assets and liabilities of Roadzen (DE) at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Parent Company’s common stock, $0.0001 par value per share, issued to Roadzen (DE) shareholders and Roadzen (DE) convertible preferred shareholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Roadzen (DE) convertible preferred stock and Roadzen (DE) common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

Acquisition of FA Premium Insurance Brokers Pvt Ltd ("FAP")

On 1st July 2023, Roadzen's subsidiary, Coverzen Technologies Pvt Ltd, acquired FA Premium Insurance Brokers Pvt Ltd ("FA Premium"), a prominent player in the south Indian insurance brokerage market. This move is in line with Roadzen's goal to establish the leading auto insurance brokerage in India.

The acquisition provides immediate access to FA Premium's well-established network, without the expenses and time typically involved in a new market entry strategy. FA Premium's track record, underscored by multiple industry accolades and strong ties with major private insurance firms, dovetails with our objective to fortify our credibility and market standing. Importantly, South India represents a more profitable segment in the auto insurance sector. By integrating FA Premium into our portfolio, we expect to enhance our nationwide business margins through increased commissions.

Lock-up Agreements

In connection with the consummation of the Business Combination, certain holders of Roadzen DE equity entered into lock-up agreements (the “Lock-up Agreements”) with the Parent Company and Roadzen DE. Pursuant to the Lock-up Agreements, certain holders of Restricted Securities (as defined therein) have agreed, among other things, to be subject to a lock-up period which will last from the Closing until the earliest of (x) the one (1) year anniversary of consummation of the Business Combination, (y) the date that the closing price of Roadzen common stock equals or exceeds $12.00 (as adjusted for share recapitalizations, subdivisions, reorganizationsand the like), for twenty (20) trading days within any thirty (30) trading day period following the 150th day following the Closing of the Business Combination, and (z) the consummation of a liquidation, merger, capital share exchange, reorganization, tender or exchange offer as the first step of a two-step transaction or other similar transaction that results in all of the Parent Company's shareholders having the right to exchange their equity holdings in the Parent Company for cash, securities or other property; provided, however, that the restrictions on transfers shall not apply to the Permitted Transfers (as defined in the Lock-up Agreements); and provided further that equityholders of Roadzen (DE) that held less than 5% of the equity securities of Roadzen (DE) (on a fully diluted basis) immediately prior to the Closing will be permitted to transfer and/or sell up to 25% of their Restricted Securities (on an fully diluted basis when aggregated with all other Restricted Securities held by such equityholder) following the six (6) month anniversary of the date of the Closing of the Business Combination.

Components of Results of Operations

Revenue

We provide access to our IaaS solutions through contractual agreements with our customers, whereby the customer receives one or a bundle of our solutions, which can include inspection, claims management, RSA, and/or telematics offerings. The average contract length for our IaaS customers is approximately three years. Our clients pay us on a fixed fee per-incident or per-vehicle. Our brokerage revenues are based on commissions and fees that we receive from our insurance partners for selling their policies to customers as well as providing other client services such as claims management. Our commissions and fees are calculated as a percentage of the GWP underwritten for each policy.

Cost of Services

The cost of services for distribution business includes commissions paid to the point-of-sale person, cost of employees and other direct expenses related to facilities.

For our IaaS platform, cost of services primarily consists of direct costs involved in delivering the services to the customers, including external provider cost for inspections and RSA, as well as additional costs such as employee benefit expenses. Costs forming part of cost of revenue are recognized as incurred.

Research and Development

Research and development costs consist primarily of employee-related costs, including salaries, employee benefits and other expenses. It also includes the cost of annotating data pipelines for AI, the cost of building and maintaining our own AI servers for training and the cloud costs for production deployments. We continue to focus our research and development efforts on adding new features and products.

Sales and Marketing

Sales and marketing expenses primarily include expenditures related to advertising, channel partner incentives, media, promotional and bundling costs, brand awareness activities, business development, corporate partnerships and allocated overhead costs. These expenses are a reflection of our efforts to expand our market reach for distributing insurance policies. Sales and marketing expenses also consist of employee-related costs directly associated with our sales and marketing activities, including salaries and employee benefits.

We plan to continue to invest in sales and marketing to grow our customer base and increase the awareness of end customers about our products. As a result, we expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future. While we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

General and Administrative

General and administrative expenses consist of employee-related costs for executive, finance, legal, human resources, IT, and facilities personnel, including salaries, employee benefits, professional fees for external legal, accounting, and other consulting services, and allocated overhead costs.

We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth as well as due to additional costs associated with legal, accounting, compliance, insurance, investor relations, and other costs as we operate as a public company. While we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Depreciation and Amortization

Depreciation and amortization reflects the recognition of the cost of our tangible and intangible assets over their useful life. Depreciation expenses relate to equipment, hardware and purchased software. Amortization relates to investments related to recent acquisitions, internal software development and investments made in intellectual property development. Depreciation and amortization are expected to increase slightly in dollar amount over time but will likely decrease as a percentage of revenue as investments in platform technology reach scale.

Fair Value Changes in Financial Instruments Carried at Fair Value

Our outstanding notes and warrants are financial liabilities measured at fair value with fair value changes recognized in profit or loss. We carry out a periodic fair valuation exercise and recognize the increase or decrease in the carrying values of these financial instruments in our Consolidated Statements of Operations. Such fair value changes are primarily driven by changes in our equity value, risk free interest rates and credit risk premia.

Impairment of goodwill and intangibles with definite life

Impairment of goodwill and intangibles can arise from various factors, including economic fluctuations, industry changes, technological advancements, and evolving customer preferences. When the carrying value of these assets exceeds their recoverable amount, impairment occurs, leading to a decrease in reported value on our financial statements. Recognizing and addressing impairment in a timely and effective manner is essential. Regular assessments and impairment tests are necessary to identify potential impairments and determine the recoverable amount of these assets.

Income Tax Expense/(Benefit)

Income tax expense/(benefit) consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. and certain foreign jurisdictions’ deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations (all figures are denominated in $)

Comparison of the Three Months Ended September 30, 2023 and September 30, 2022

	For the three months ended September 30,		Change amount	%
Particulars	2023	2022
Revenue	15,470,581	2,607,577	12,863,004	493%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately)	6,358,677	1,351,394	5,007,283	371%
Research and development	602,105	638,447	(36,342)	-6%
Sales and marketing	10,059,347	2,237,701	7,821,646	350%
General and administrative	5,577,477	656,198	4,921,279	750%
Depreciation and amortization	413,315	369,420	43,895	12%
Total costs and expenses	23,010,921	5,253,160	17,757,761	338%
Loss from operations	(7,540,340)	(2,645,583)	(4,894,757)	185%
Interest income/(expense)	(617,470)	(150,816)	(466,654)	309%
Fair value gains/(losses) in financial instruments carried at fair value	(23,590,000)	(4,676,734)	(18,913,266)	404%
Other income/(expense) net	637,492	8,152	629,340	7720%
Total other income	(23,569,978)	(4,819,398)	(18,750,580)	389%
Loss before income tax expense	(31,110,318)	(7,464,981)	(23,645,337)	317%
Less: Income tax (benefit)/expense	10,939	3,447	7,492	217%
Net Loss	(31,121,257)	(7,468,428)	(23,652,829)	317%
Net loss attributable to non-controlling interest, net of tax	(39,457)	(39,499)	42	0%
Net loss attributable to Roadzen Inc.	(31,081,800)	(7,428,929)	(23,652,871)	318%

Comparison of the Six Months Ended September 30, 2023 and September 30, 2022

	For the six months ended September 30,		Change amount	%
Particulars	2023	2022
Revenue	21,081,491	5,237,748	15,843,743	302%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately)	8,848,771	2,892,065	5,956,706	206%
Research and development	1,175,405	1,259,911	(84,506)	-7%
Sales and marketing	13,526,403	4,171,971	9,354,432	224%
General and administrative	8,179,460	1,113,061	7,066,399	635%
Depreciation and amortization	780,853	772,259	8,594	1%
Total costs and expenses	32,510,892	10,209,267	22,301,625	218%
Loss from operations	(11,429,401)	(4,971,519)	(6,457,882)	130%
Interest income/(expense)	(835,424)	(203,738)	(631,686)	310%
Fair value gains/(losses) in financial instruments carried at fair value	(23,590,000)	(5,026,894)	(18,563,106)	369%
Other income/(expense) net	699,922	117,689	582,233	495%
Total other income	(23,725,502)	(5,112,943)	(18,612,559)	364%
Loss before income tax expense	(35,154,903)	(10,084,462)	(25,070,441)	249%
Less: Income tax (benefit)/expense	33,350	2,008	31,342	1561%
Net Loss	(35,188,253)	(10,086,470)	(25,101,783)	249%
Net loss attributable to non-controlling interest, net of tax	(67,209)	(79,169)	11,960	-15%
Net loss attributable to Roadzen Inc.	(35,121,044)	(10,007,301)	(25,113,743)	251%

Revenue

Revenue increased by $12.9 million representing 493% growth for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily attributable to the acquisitions of GIM and NAC which closed during June 2023, which accounted for $10.6 million in revenue growth in the quarter ended September 30, 2023, and the acquisition of FAP which was acquired during July, 2023 which accounted for $0.8 million of revenue growth in the quarter ended September 30, 2023, as well as $1.5 million of revenue growth from the addition of new clients and market outreach.

Revenue increased by $15.8 million representing 302% growth for the six months ended September 30, 2023 compared to the six months ended September 30, 2022. This increase was primarily attributed to the above-referenced acquisitions of GIM and NAC which accounted for $11.8 million in revenue growth for the six months ended September 30, 2023, and the above referenced acquisition of FAP which accounted for $0.8 million of revenue growth in the six months ended September 30, 2023, as well as $3.2 million in revenue growth in the six months ended September 30, 2023 from the addition of new clients and market outreach.

Our organic revenue growth of $1.5 million and $3.2 million for the three months and six months ended September 30, 2023, respectively, compared to the same periods in the prior year, reflects a 58% and increase over the same periods in the previous year, driven primarily by the uptick in demand for our core products attributable to our strategic marketing initiatives and the expansion of our distribution network, which have allowed us to reach new customer segments and improve product penetration in established markets.

Cost of Revenue (exclusive of depreciation and amortization shown separately below)

Cost of revenue increased by $5.0 million representing a 371% increase for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the acquisitions of GIM and NAC adding $3.7 million of additional revenue costs, and the acquisition of FAP adding $0.6 million of additional revenue costs, as well as $0.7 million of additional costs associated with our organic revenue growth.

Cost of revenue increased by $6.0 million representing a 206% increase for the six months ended September 30, 2023 compared to the six months ended September 30, 2022 primarily due to the acquisitions of GIM and NAC adding $4.7 million of additional revenue costs, and the acquisition of FAP adding $0.6 million of additional revenue costs, as well as $0.7 million of additional revenue costs associated with our organic revenue growth.

Research and Development

Research and development expenses decreased by $0.04 million representing a 6% decrease for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 primarily due to a decrease in technology personnel costs.

Research and development expenses decreased by $0.08 million representing a 7% decrease for the six months ended September 30, 2023, compared to the six months ended September 30, 2022 primarily due to a decrease in technology personnel costs.

Sales and Marketing

Sales and marketing expenses increased by $7.8 million representing a 350% increase for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily attributed to the acquisitions of GIM and NAC adding $6.2 million of sales and marketing expenses and the acquisition of FAP adding $0.4 million of sales and marketing expenses, as well as $1.1 million of additional sales and marketing expenses related to our organic growth in revenue for the period.

Sales and marketing expenses increased by $9.4 million representing a 224% increase for the six months ended September 30, 2023, compared to the six months ended September 30, 2022, primarily due to the acquisitions of GIM and NAC adding $6.2 million of sales and marketing expenses and the acquisition of FAP adding $0.4 million in sales and marketing expenses, as well as $2.8 million of additional sales and marketing expenses related to our organic revenue growth.

General and administrative

General and administrative expenses ("G&A") increased by $4.9 million representing a 750% increase for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to provisioning of expenses of $3.0 million related to grants of RSUs as per the RSU Plan, the acquisitions of GIM and NAC which added $1.1 million of G&A and $0.8 million of additional G&A due to increases in headcount, costs related to travel, and other miscellaneous expenses.

G&A increased by $7.1 million representing a 635% increase for the six months ended September 30, 2023, compared to the six months ended September 30, 2022, primarily due primarily due to provisioning of expenses of $3.0 million related to grant of RSUs as per the RSU Plan, the acquisitions of GIM and NAC which added $1.1 million of additional G&A, $1.5 million of additional G&A for legal costs incurred towards the acquisitions of GIM, NAC and capital raising initiatives, and $1.5 million of additional G&A due to increases in headcount and costs related to travel and professional fees for the Business Combination.

Depreciation and Amortization

Depreciation and amortization increased by $0.04 million representing a 12% increase for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Depreciation and amortization increased by $0.01 million representing a 1% increase for the six months ended September 30, 2023, compared to the six months ended September 30, 2022.

Interest Income (Expense)

Interest expense increased by $0.5 million representing a 309% increase for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 primarily due to an increase in borrowings from banks and the issuance of non-convertible debentures.

Interest expense increased by $0.6 million representing a 310% increase for the six months ended September 30, 2023, compared to the six months ended September 30, 2022 primarily due to an increase in borrowings from banks and the issuance of non-convertible debentures.

Other Income (Expense) and Fair Value Changes in Financial Instruments Carried at Fair Value

Loss on fair valuation changes increased by $18.9 million representing a 404% increase for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This was primarily due to the fair valuation losses of our Forward Purchase Agreement.

Loss on fair valuation changes increased by $18.6 million representing 369% increase for the six months ended September 30, 2023, compared to the six months ended September 30, 2022. This was primarily due to the fair valuation losses of our Forward Purchase Agreement and convertible promissory notes and share warrants.

Non-GAAP Financial Measures

Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure which excludes the impact of finance costs, taxes, depreciation & amortization and certain other items from reported net profit or loss. Adjusted EBITDA aids investors by providing an operating profit/loss without the impact of non-cash depreciation & amortization and certain other items to help clarify sustainability and trends affecting the business. For comparability of reporting, management considers non-GAAP measures in conjunction with U.S. GAAP financial results in evaluating business performance. We believe that Adjusted EBITDA should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The following table reconciles our net loss reported in accordance with GAAP to Adjusted EBITDA for the three months ended September 30, 2023 and September 30, 2022

	For the three months ended September 30,
Particulars	2023	2022
Net loss	(31,121,257)	(7,468,428)
Adjusted for:
Other (income)/expense net	(637,492)	(8,152)
Interest (income)/expense	617,470	150,816
Fair value changes in financial instruments carried at fair value	23,590,000	4,676,734
Tax (benefit)/expense	10,939	3,447
Depreciation and amortization	413,315	369,420
Stock based compensation expense	3,526,209	-
Adjusted EBITDA	(3,600,816)	(2,276,163)

The following table reconciles our net loss reported in accordance with GAAP to Adjusted EBITDA for the six months ended September 30, 2023 and September 30, 2022

	For the six months ended September 30,
Particulars	2023	2022
Net loss	(35,188,253)	(10,086,470)
Adjusted for:
Other (income)/expense net	(699,922)	(117,689)
Interest (income)/expense	835,424	203,738
Fair value changes in financial instruments carried at fair value	23,590,000	5,026,894
Tax (benefit)/expense	33,350	2,008
Depreciation and amortization	780,853	772,259
Stock based compensation expense	3,526,209	-
Non-recurring expenses	1,819,746	-
Adjusted EBITDA	(5,302,593)	(4,199,260)

Limitations and Reconciliations of Non-GAAP Financial Measures

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under U.S. GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under U.S. GAAP. For example, other companies in our industry may calculate these non-GAAP financial measures differently or may use other measures to evaluate their performance. These limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures and to not rely on any single financial measure to evaluate our business.

Liquidity and Capital Resources

Since our founding, we have financed our operations primarily through the issuance of equity, convertible instruments, debt (including working capital lines), and payments received from our customers. As of September 30, 2023, we have raised an aggregate of $42.2 million, net of issuance costs, through the issuance of preferred stock. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $(86.29) million and $(51.5) million as of September 30, 2023, and March 31, 2023 respectively inclusive of fair valuation losses, SPAC transaction costs. We anticipate that we will continue to experience operating losses and generate negative cash flows from operations over an extended period due to the planned investments in our business. Consequently, we may need to secure additional capital resources to support the execution of our strategic initiatives for growing our business in the coming years.

As of September 30, 2023, and March 31, 2023, our principal sources of liquidity were cash and cash equivalents with closing balances of $8.1 million and $0.6 million, respectively. Cash and cash equivalents consist of cash on deposit with banks as well as highly liquid investments with an original maturity of three months or less, when purchased.

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain customers, the continued market acceptance of our solutions, the timing and extent of spending to support our efforts to develop our platform, and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

	For the six months ended September 30,		Change amount
Particulars	2023	2022
Cash flow from operating activities:

Net loss including non-controlling interest	(35,188,253)	(10,086,470)	(25,101,783)
Adjustments for cash flow from operation	28,117,609	5,695,257	22,422,352
Changes in working capital	(8,057,165)	(265,520)	(7,791,645)
Net cash used in operating activities	(15,127,809)	(4,656,733)	(10,471,076)

Cash flow from investing activities:
Purchase of property, plant and equipment	(136,220)	(711,706)	575,486
Acquisition for business	(5,748,000)	-	(5,748,000)
Net Cash used in investing activities	(5,884,220)	(711,706)	(5,172,514)

Cash flow from financing activities:
Proceeds from business combination	32,770	-	32,770
Proceeds from issue of preferred stock	6,079,409	-	6,079,409
Proceeds from long-term borrowings	2,805,418	2,164,728	640,690
Repayment of long-term borrowings	(569,207)	(243,406)	(325,801)
Net proceeds/(payments) from short-term borrowings	9,218,689	3,700,604	5,518,085
Net cash generated from financing activities	17,567,079	5,621,926	11,945,153

Operating Activities

Our largest source of cash provided by operations is payments received from our customers. Our primary uses of cash from operating activities include employee-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses and other overhead costs.

Cash used in operating activities was $15.1 million for the six months ended September 30, 2023, compared to $4.7 million for the six months ended September 30, 2022. This consisted of a net loss of $35.2 million and net cash inflows of $8.1 million provided by changes in our operating assets and liabilities, and partially assisted by non-cash charge add-backs of $28.1 million. The non-cash charges were primarily comprised of fair valuation losses of $23.6 million, stock based compensation of $3.5 million and depreciation/amortization of $0.8 million.

Net cash used in operating activities increased from $ 4.7 million for the six months ended September 30, 2022 to $18.2 million for the six months ended September 30, 2023 primarily due to increase in receivable and payables due to inclusion of NAC and GIM and Forward Purchase Agreement.

Investing Activities

Cash used in investing activities was $5.9 million for the six months ended September 30, 2023, which primarily consisted of $ 5.7 million for acquisitions of GIM & NAC.

Cash used in investing activities was $0.7 million for the six months ended September 30, 2022, which primarily consisted of capital expenditures or additional office facilities

Financing Activities

We have generated negative cash flows from operations since our inception and have supplemented working capital through net proceeds from the sale of convertible debt and preferred equity securities. Cash provided by financing activities was $17.6 million for the six months ended September 30, 2023, which primarily consisted of $6.1 million of proceeds from the issuance of common and preferred stock and $11.5 million of loans from banks and other parties.

Cash provided by financing activities was $5.6 million for the six months ended September 30, 2022, which primarily consisted of loans from banks and other parties.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2023

(1)
The amount of debt represents the carrying amount of borrowings (excluding interest) which the Company is obligated to repay in cash.
(2)
The Company leases office space under non-cancelable operating lease agreements, which expire on various dates through September 2028.

Description of Indebtedness

Particulars	As of September 30, 2023	As of September 30, 2022
Debentures	2,672,542	3,198,569
Loans from banks	375,335	307,228
Less: current portion of long-term borrowings	(2,813,526)	(2,852,528)
	234,351	653,269

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Emerging Growth Company Status

The Company is expected to be an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, the Company will not be subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of the Company’s financial statements to those of other public companies more difficult.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period.

The calculation of diluted income per common stock does not consider the effect of the Warrants since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in the proxy statement filed with the SEC on August 10, 2023 which are incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits

3.1

Amended and Restated Memorandum and Articles of Association of Roadzen Inc. (incorporated by reference to Exhibit 10.1 of Vahanna Tech Edge Acquisition I Corp.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on August 25, 2023).

10.1

Forward Purchase Agreement, dated August 25, 2023 (incorporated by reference to Exhibit 10.1 of Vahanna Tech Edge Acquisition I Corp.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on August 25, 2023).

10.2

Subscription Agreement, dated August 25, 2023 (incorporated by reference to Exhibit 10.2 of Vahanna Tech Edge Acquisition I Corp.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on August 25, 2023).

10.3#

Roadzen Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 of Vahanna Tech Edge Acquisition I Corp.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on August 25, 2023).

10.4#

Roadzen Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 of Vahanna Tech Edge Acquisition I Corp.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on August 25, 2023).

10.5#

Form of Grant Notice and Award Agreement for Restricted Stock Units (Going Public Rollover Form) (incorporated by reference to Exhibit 10.10 of Vahanna Tech Edge Acquisition I Corp.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on August 25, 2023).

10.6

Termination of Engagement Letters, dated September 20, 2023, by and between Vahanna Tech Edge Acquisition I Corp. and Mizuho Securities USA LLC (incorporated by reference to Exhibit 10.11 of Vahanna Tech Edge Acquisition I Corp.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on August 25, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
** #	Furnished. Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADZEN INC.

By:	/s/ Rohan Malhotra
Name: Rohan Malhotra
Title: Chief Executive Officer (principal executive officer)

ROADZEN INC.

By:	/s/ Mohit Pasricha
Name: Mohit Pasricha
Title: Chief Financial Officer (principal financial officer)

Dated: November 13, 2023