Form 10-Q
period 2023-12-31
Roadzen Inc.
filed 2024-02-12
CIK 1868640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission File Number: 001-41094

ROADZEN INC.

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	98-1600102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Anza Blvd., Suite 109 Burlingame, California	94010
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-414-3530

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.0001 per share	RDZN	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one Ordinary Share, each at an exercise price of $11.50 per share	RDZNW	The Nasdaq Stock Market LLC

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

As of February 12, 2024, there were 68,440,829 Ordinary Shares, $0.0001 par value per share, issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

Throughout this section, references to "Roadzen," “we,” “us,” and “our” refer to Roadzen Inc. and its consolidated subsidiaries as the context so requires.

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
•
our ability to raise sufficient capital to support our operations and growth;
•
the fact that we may be unable to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations on favorable terms or at all;
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

PART I - FINANCIAL INFORMATION

Item 1. Condensed unaudited financial statements

Roadzen Inc.

Condensed Consolidated Balance Sheets

(in $, except per share data and share count)

Particulars	As of December 31, 2023 (Unaudited)	As of March 31, 2023
Assets
Current assets:
Cash and cash equivalents	9,406,697	589,340
Accounts receivable, net	7,142,624	1,535,985
Inventories	29,333	59,897
Prepayments and other current assets	35,847,455	3,181,936
Investments	501,812	-
Total current assets	52,927,921	5,367,158
Restricted cash	427,697	542,490
Non marketable securities	4,910,030	4,910,030
Property and equipment, net	524,484	232,493
Goodwill	2,142,778	996,441
Operating lease right-of-use assets	868,391	545,988
Intangible assets, net	4,497,636	2,469,158
Other long-term assets	335,948	117,484
Total assets	66,634,885	15,181,242

Liabilities, mezzanine equity and stockholders' deficit
Current liabilities
Current portion of long-term borrowings	2,393,383	2,852,528
Short-term borrowings	15,165,855	4,875,801
Due to insurer	8,866,766	—
Accounts payable and accrued expenses	30,582,855	6,241,066
Short-term operating lease liabilities	423,710	208,697
Other current liabilities	8,737,264	2,503,893
Total current liabilities	66,169,833	16,681,985
Long-term borrowings	608,183	653,269
Long-term operating lease liabilities	246,743	360,306
Other long-term liabilities	922,972	294,301
Total liabilities	67,947,731	17,989,861

Commitments and contingencies (refer note 23)

Mezzanine equity
None authorized or issued as of December 31, 2023; Series A and A1 Preferred stock and additional paid in capital, $0.0001 par value per share, 81,635,738 shares authorized (Series A 5,442,383 and Series A1 76,193,356); 39,868,173 shares issued and outstanding as on March 31, 2023.	—	48,274,279
Shareholders' deficit
Preference shares, $0.0001 par value per share, 60,000,000 shares authorized and none issued as of December 31, 2023 and none authorized or issued as of March 31, 2023	—	—
Ordinary Shares and additional paid in capital, $0.0001 par value per share, 220,000,000 shares authorized as of December 31 2023 and $0.0001 par value per share, 108,840,000 shares authorized as of March 31, 2023; 68,440,829 shares and 16,501,984 shares issued and outstanding as of December 31, 2023 and March 31, 2023 respectively	84,980,325	303,213
Accumulated deficit	(117,034,658)	(51,448,299)
Accumulated other comprehensive income/(loss)	44,294	(66,903)
Other components of equity	31,042,146	366,786
Total shareholders’ deficit	(967,893)	(50,845,203)
Non-controlling interest	(344,953)	(237,695)
Total deficit	(1,312,846)	(51,082,898)
Total liabilities, Mezzanine equity and Shareholders’ deficit, Non-controlling interest	66,634,885	15,181,242

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Operations

(in $, except per share data and share count)

	For the three months ended December 31,		For the nine months ended December 31,
Particulars	2023	2022	2023	2022
Revenue	15,641,441	3,316,645	36,722,932	8,554,393
Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately)	6,816,794	1,512,670	15,665,565	4,404,735
Research and development	1,876,839	519,931	3,052,244	1,779,842
Sales and marketing	11,137,159	3,090,890	24,663,562	7,262,861
General and administrative	26,676,170	861,060	34,855,630	1,974,121
Depreciation and amortization	451,773	521,544	1,232,626	1,293,803
Total costs and expenses	46,958,735	6,506,095	79,469,627	16,715,362
Loss from operations	(31,317,294)	(3,189,450)	(42,746,695)	(8,160,969)
Interest income/(expense)	(723,561)	(399,905)	(1,558,985)	(603,643)
Fair value gains/(losses) in financial instruments carried at fair value	1,220,362	4,017,520	(22,369,638)	(1,009,374)
Other income/(expense) net	83,347	(82,377)	783,269	35,312
Total other income/(expense)	580,148	3,535,238	(23,145,354)	(1,577,705)
(Loss)/Income before income tax expense	(30,737,146)	345,788	(65,892,049)	(9,738,674)
Less: income tax (benefit)/expense	(126,732)	(48,719)	(93,382)	(46,711)
Net (loss)/income before non-controlling interest	(30,610,414)	394,507	(65,798,667)	(9,691,963)
Net loss attributable to non-controlling interest, net of tax	(40,795)	(82,922)	(108,004)	(162,091)
Net (loss)/income attributable to Roadzen Inc.	(30,569,619)	477,429	(65,690,663)	(9,529,872)

Net (loss)/income attributable to Roadzen Inc. ordinary shareholders	(30,569,619)	477,429	(65,690,663)	(9,529,872)
Basic and diluted	(0.45)	0.03	(1.82)	(0.58)

Weighted-average number of shares outstanding used to compute net loss per share attributable to Roadzen Inc. ordinary shareholders	68,440,829	16,501,984	36,144,311	16,501,984

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in $, except per share data and share count)

	For the three months ended December 31,		For the nine months ended December 31,
	2023	2022	2023	2022
Net (loss)/income	(30,569,619)	477,429	(65,690,663)	(9,529,872)
Other comprehensive income, net of tax:
Changes in foreign currency translation reserve	(191,457)	105,059	111,943	298
Less: changes in foreign currency translation reserve attributable to non-controlling interest	697	(16,734)	746	(11,068)
Other comprehensive income (loss) attributable to Roadzen Inc. ordinary shareholders	(192,154)	121,793	111,197	11,366

Total comprehensive loss attributable to Roadzen Inc. ordinary shareholders	(30,761,773)	599,222	(65,579,466)	(9,518,506)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Consolidated Statement of Mezzanine equity and Shareholders' deficit

(in $, except per share data and share count)

			Shareholders' deficit
	Convertible preferred stock and additional paid in capital		Ordinary shares and additional paid in capital		Accumulated	Debenture Redemption	Stock based compensation	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Shares	Amount	deficit	Reserve		loss	deficit
For Three Months Ended December 31, 2023:
Balance as of October 1, 2023	—	—	68,440,829	84,980,325	(86,524,231)	321,674	3,526,209	236,448	2,540,425
Adjustments:
Net profit attributable to ordinary shareholders	—	—	—	—	(30,569,619)	—	—	—	(30,569,619)
Other comprehensive income	—	—	—	—	—	—		(192,154)	(192,154)
Movement attributable to stock based Compensation Reserve	—	—	—	—	—	—	27,253,455	—	27,253,455
Impact of issuance/repayment of debenture	—	—	—	—	59,192	(59,192)	—	—	-
Balance as of December 31, 2023	—	—	68,440,829	84,980,325	(117,034,658)	262,482	30,779,664	44,294	(967,893)

For Three Months Ended December 31, 2022:
Balance as of October 1, 2022	1,067,562	32,717,915	606,425	303,213	(47,257,034)	192,488	—	(234,464)	(46,995,797)
Adjustments:
Retroactive application of Business Combination (Note 3)	27,982,842	—	15,895,559	—	—	—	—	—	-
Balance as of October 1, 2022	29,050,404	32,717,915	16,501,984	303,213	(47,257,034)	192,488	—	(234,464)	(46,995,797)
Issuance of convertible preferred stock on conversion of convertible notes	521,380	111,944	—	—	—	—	—	—	-
Net profit attributable to ordinary shareholders	—	—	—	—	477,429	—	—	—	477,429
Other comprehensive income	—	—	—	—	-	—	—	121,793	121,793
Impact of issuance/repayment of debenture	—	—	—	—	(198,368)	198,368	—	—	-
Balance as of December 31, 2022	29,571,784	32,829,859	16,501,984	303,213	(46,977,973)	390,856	-	(112,671)	(46,396,575)

For Nine months ended December 2023:
Balance as of April 1, 2023	1,465,100	48,274,279	606,425	303,213	(51,448,299)	366,786	—	(66,903)	(50,845,203)
Adjustments:
Retroactive application of Business Combination (Note 3)	38,403,073	—	15,895,559	—	—	—	—	—	—
Balance as of April 1, 2023	39,868,173	48,274,279	16,501,984	303,213	(51,448,299)	366,786	-	(66,903)	(50,845,203)
Issuance of Series A1 stock during the period through rights issue	1,558,916	8,879,409	—	—	—	—	—	—	-
Issuance of Series A1 stock during the period through conversion of loan	467,446	2,662,590	—	—	—	—	—	—	—
Movement attributable to stock based Compensation Reserve	—	—	—	—	—	—	30,779,664	—	30,779,664
Net profit attributable to ordinary shareholders	—	—	—	—	(65,690,663)	—	—	—	(65,690,663)
Impact of issuance/repayment of debenture	—	—	—	—	104,304	(104,304)	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	111,197	111,197
Conversion of redeemable convertible preferred stock into ordinary shares upon Business Combination	(41,894,535)	(59,816,278)	41,894,536	59,816,278	—	—	—	—	59,816,278
Issuance of ordinary shares upon Business Combination	—	—	10,044,309	24,860,834	—	—	—	—	24,860,834
Balance as of December 31, 2023	—	—	68,440,829	84,980,325	(117,034,658)	262,482	30,779,664	44,294	(967,893)

For Nine months ended December 2022:
Balance as of April 1, 2022	947,163	23,696,228	606,425	303,213	(37,057,245)	—	—	(124,036)	(36,878,068)
Adjustments:
Retroactive application of Business Combination (Note 3)	24,826,954	—	15,895,559	—	—	—	—	—	—
Balance as of April 1, 2022	25,774,117	23,696,228	16,501,984	303,213	(37,057,245)	—	—	(124,036)	(36,878,068)
Issuance of Series A1 stock during the period through conversion of loan	3,797,667	9,133,631	—	—	—	—	—	—	—
Impact of issuance/repayment of debenture	—	—	—	—	(390,856)	390,856	—	—	—
Net profit attributable to ordinary shareholders	—	—	—	—	(9,529,872)	—	—	—	(9,529,872)
Other comprehensive income	—	—	—	—	—	—	—	11,365	11,365
Balance as of December 31, 2022	29,571,784	32,829,859	16,501,984	303,213	(46,977,973)	390,856	-	(112,671)	(46,396,575)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Cash Flow

(in $)

	For the nine months ended December 31,
Particulars	2023	2022

Cash flows from operating activities
Net loss including non controlling interest	(65,798,667)	(9,691,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,232,626	1,293,803
Stock based compensation	30,779,664	-
Deferred income taxes	36,283	(42,729)
Unrealised foreign exchange loss/(profit)	628,435	8,417
Fair value losses in financial instruments carried at fair value	22,369,638	1,009,374
Gain on fair valuation of investments	(1,812)	-
Gain on sale of property and equipment	-	(495)
Expected credit loss (net of reversal)	208,264	-
Lease equalisation reserve	-	14,676
Balances written off/(back)	-	209
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Inventories	30,013	(29,079)
Income taxes, net	19,286	109,680
Accounts receivables, net	2,412,838	(170,992)
Prepayments and other assets	(24,935,177)	(1,290,384)
Accounts payable and accrued expenses and other current liabilities	19,656,629	1,730,544
Other liabilities	(1,219,411)	87,564
Net cash used in operating activities	(14,581,391)	(6,971,375)

Cash flows from investing activities
Purchase of property and equipment, intangible assets and goodwill	(423,575)	(326,972)
Proceeds from sale of property, plant and equipment	-	1,096
Acquisition of businesses	(5,749,202)	-
Investment in mutual funds	(500,000)	-
Net cash used in investing activities	(6,672,777)	(325,876)

Cash flows from financing activities
Proceeds from business combination	32,770	-
Proceeds from issue of preferred stock	6,079,409	-
Proceeds from long-term borrowings	2,806,638	4,357,544
Repayments of long-term borrowings	(1,025,884)	(685,659)
Net proceeds/(payments) from short-term borrowings	10,702,721	4,573,698
Net cash generated from financing activities	18,595,654	8,245,583
Effect of exchange rate changes on cash and cash equivalents	108,532	(109,747)
Net (decrease)/increase in cash and cash equivalents (including restricted cash)	(2,549,982)	838,585
Cash acquired in business combination	11,252,546	-
Cash and cash equivalents at the beginning of the period (including restricted cash)	1,131,830	1,086,418
Cash and cash equivalents at the end of the period (including restricted cash)	9,834,394	1,925,003

Reconciliation of cash and cash equivalents
Cash and cash equivalents	9,406,697	1,283,615
Restricted cash	427,697	641,388
Total cash and cash equivalents	9,834,394	1,925,003

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	174,934	281,944
Cash paid for income taxes, net of refunds	-	22,115
Non-cash investing and financing activities
Convertible preferred stock issued on conversion of convertible notes	—	6,441,014
Consideration payable in connection with acquisitions	1,850,384	602,093
Interest accrued on borrowings	451,805	—

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Notes to the unaudited condensed consolidated financial statements

(in USD)

1. Reorganization and description of business

Roadzen Inc., a British Virgin Islands business company (the “Parent Company”, formerly known as Vahanna Tech Edge Acquisition I Corp; and sometimes referred to in this filing as "Vahanna") has subsidiaries located in India, the United States and the United Kingdom. The Company is a leading Insurtech platform and provides solutions in relation to insurance products, including distribution, pre-inspection assistance, telematics, claims submission and administration, and roadside assistance. The consolidated financial statements include the accounts of Roadzen Inc. and its subsidiaries (collectively, "Roadzen" or the "Company”).

Merger agreement

On September 20, 2023 (the “Closing Date”), Vahanna, Roadzen, Inc., a Delaware corporation (“Roadzen (DE)”), and Vahanna Merger Sub Corp., a Delaware corporation and a direct, wholly owned subsidiary of Vahanna (“Merger Sub”), consummated the previously announced Business Combination (as defined below) pursuant to the Agreement and Plan of Merger, dated February 10, 2023, by and among Vahanna, Roadzen (DE) and Merger Sub (the “Initial Merger Agreement”), as amended by the First Amendment to the Agreement and Plan of Merger, dated June 29, 2023 (the “Merger Agreement Amendment;” the Initial Merger Agreement as amended by the Merger Agreement Amendment, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Roadzen (DE), with Roadzen (DE) surviving the merger as a wholly owned subsidiary of Vahanna (the “Merger,” and together with the other transactions contemplated by the Merger Agreement and the other agreements contemplated thereby, the “Business Combination”).

In connection with the Closing (as defined below), and pursuant to the terms of the Merger Agreement, equity interests in Vahanna and Roadzen (DE) were converted into ordinary shares of Parent Company, $0.0001 par value ("Ordinary Shares") as follows: (i) each outstanding share of common stock of Roadzen (DE) including shares of common stock issued upon conversion of each outstanding share of Roadzen (DE)’s convertible preferred stock, was cancelled and converted into 27.21 Ordinary Shares, (ii) each restricted stock unit of Roadzen (DE) (“Roadzen (DE) RSU”) was assumed and converted into the right to receive 27.21 restricted stock units of the Parent Company (each, a “RDZN RSU”) and were assumed as Substitute Awards under the Roadzen Inc. 2023 Omnibus Incentive Plan, (iii) each equity security of Roadzen (DE) other than Roadzen (DE) common stock and Roadzen (DE) RSUs (each, a “Roadzen (DE) Additional Security”) was assumed and converted into the right to receive equity interests that may vest, settle, convert or be exercised into 27.21 Ordinary Shares, (iv) each share of common stock of Merger Sub issued and outstanding immediately prior to the Closing was cancelled, retired and ceased to exist, and (v) each ordinary share of Vahanna (each, a “Vahanna Ordinary Share”) issued and outstanding immediately prior to the Closing and not redeemed in connection with the Redemption (as defined below) remained outstanding and is now one Ordinary Share.

Further, in connection with the consummation of the Business Combination (the “Closing”), Vahanna changed its name to “Roadzen Inc.”. Beginning on September 22, 2023, the Company’s Ordinary Shares and warrants trade on the Nasdaq Global Market and Nasdaq Capital Market under the ticker symbol “RDZN” and “RDZNW” respectively.

The Company determined that Roadzen (DE) was the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification 805. The determination was primarily based on the following facts:

- Roadzen (DE) stockholders having a controlling voting interest in the Company;

- Roadzen (DE) existing management team serving as the initial management team of the Company and holding a majority of the initial board of directors of the Company;

- Roadzen (DE) management continuing to hold executive management roles for the post-combination company and being responsible for the day-to-day operations; and

- Roadzen (DE) operations comprising the ongoing operations of the Company.

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Roadzen (DE) issuing stock for the net assets of Vahanna, accompanied by a recapitalization. The primary assets acquired from Vahanna related to cash amounts and a forward purchase agreement ("FPA") that was assumed at fair value upon closing of the Business Combination. No goodwill or other intangible assets were recorded as a result of the Business Combination.

While Vahanna was the legal acquirer in the Business Combination, because Roadzen (DE) was deemed the accounting acquirer, the historical financial statements of Roadzen (DE) became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements reflect (i) the historical operating results of Roadzen (DE) prior to the Business Combination; (ii) the combined results of Vahanna and Roadzen (DE) following the closing of the Business Combination; (iii) the assets and liabilities of Roadzen (DE) at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of Ordinary Shares issued to Roadzen (DE) common shareholders, Roadzen (DE) convertible preferred shareholders and holders of Vahanna ordinary shares not redeemed in connection with the Redemption. As such, the shares and corresponding capital amounts and earnings per share related to Roadzen (DE) convertible preferred stock, the common stock of Roadzen (DE) and Vahanna Ordinary Shares not redeemed in connection with the Redemption prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

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

Administration fee from insurance support and service plan administration:

The Company enters into contracts with insurance companies to provide insurance support services which includes premium collection, policy administration, claims handling and processing, customer service, updating customer files, etc., to provide better customer experience for the policyholders/subscribers. Revenue is recognized over time as the performance obligations are satisfied through effort expended to research, investigate, evaluate, document and process claims, and control of these services are transferred to customers/insurance companies. The Company’s obligation to manage and process the claims under insurance support services can range from one to seven years. The Company receives administration fees from its customers at inception of the contract prior to completion of transferring the services to the customer.

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

f)
Restricted cash and cash equivalents

Restricted cash and cash equivalents are pledged as security for contractual arrangements. Restricted cash and cash equivalents are classified as current and noncurrent assets based on the term of the remaining restriction. The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets amounts are as follows:

	December 31, 2023	March 31, 2023
Cash and cash equivalents	$9,406,697	$589,340
Restricted cash and cash equivalents—current	—	—
Restricted cash and cash equivalents—non-current	427,697	542,490

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

h)
Accounts receivable, net

Accounts receivables are recorded at invoice value, net of allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections, and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms.

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

Operating leases are included in operating lease ROU assets, short-term operating lease liabilities, current and long-term operating lease liabilities, non-current on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other long-term liabilities on the Company’s consolidated balance sheets. For operating leases, lease expense is recognized on a straight-line basis in operations over the lease term. For finance leases, lease expense is recognized as depreciation and interest; depreciation on a straight-line basis over the lease term and interest using the effective interest method.

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

r)
Income/loss per share attributable to common shareholders

The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to holders of Ordinary Share for the period to be allocated between Ordinary Shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. For the reclassified periods prior to the Business Combination, the Roadzen (DE) convertible preferred stock is a participating security because holders of such shares have dividend rights in the event that a cash dividend was declared on the common stock of Roadzen (DE) at an amount equal to dividend paid on each share of Roadzen (DE) common stock. The convertible notes of Roadzen (DE) prior to the Business Combination and of the Company at and subsequent to the Business Combination are not considered participating securities. The holders of the convertible preferred stock in Roadzen (DE) prior to the Business Combination would have been would be entitled to dividends in preference to shareholders of Roadzen (DE) common stock, at specified rates, if declared. Then any remaining earnings would be distributed to the holders of Roadzen (DE) common stock and convertible preferred stock on a pro-rata basis assuming conversion of all convertible preferred stock into common stock of Roadzen (DE).

Basic net income/(loss) per share is calculated by dividing the net income/(loss) attributable to Ordinary Shares or, pre-Business Combination, common stock of Roadzen (DE) by the weighted-average number of Ordinary Shares or, pre-Business Combination, common stock of Roadzen (DE), outstanding during the period, without consideration of potentially dilutive securities. Diluted net income/(loss) per share is computed by dividing the net income/(loss) attributable to Ordinary Shares or, pre-Business Combination, common stock of Roadzen (DE), by the weighted-average number of Ordinary Shares or, pre-Business Combination, common stock of Roadzen (DE), and potentially dilutive securities that could have been outstanding for the period.

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
Sales, marketing and business development expense

This function includes expenses incurred directly or indirectly for selling and marketing a product or service and costs spent on/by personnel employed under the sales or marketing departments and share based compensation expenses. These expenses also include marketing efforts made by the Company to expand its market reach for distributing insurance policies. The expenses include advertisements through different mediums to reach end customers of insurance policies to enhance awareness and educate end customers.

ii.
General and administrative expenses

General and administrative expenses include personnel costs for corporate, finance, legal and other support staff, including bonus and share based compensation expenses, professional fees, allowance for doubtful accounts and other corporate expenses.

iii.
Research and development expense

Research and development expense consists of personnel costs incurred by the technology development team, subscription costs and other costs associated with ongoing improvements to and maintenance of internally developed software, share based compensation expenses and allocation of certain corporate costs.

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

w)
Recent Accounting Pronouncements - Accounting Standards Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. The standard primarily impacts the amortized cost of the Company's available-for-sale debt securities. The Company adopted this standard, which did not result in a material impact on its consolidated financial statements.

3. Recapitalization

As discussed in Note 1, “Reorganization and Description of Business”, following the Closing of Business Combination, Roadzen (DE) was deemed the accounting acquirer of the Parent Company and the transition was accounted for as a reverse recapitalization.

Transaction Proceeds

Upon the Closing, the Company received gross proceeds of $32,770. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in redeemable convertible preferred stock and shareholders’ equity (deficit) for the period ended December 31, 2023:

Cash-trust and cash, net of redemptions	32,770
Less: transaction costs and advisory fees, paid	—
Net proceeds from the Business Combination	32,770
Add: other current assets (including FPA)	46,257,695
Less: transaction costs and advisory fees, accrued	(17,697,924)
Less: promissory note	(3,731,708)
Reverse recapitalization, net	24,860,833

The number of Ordinary Shares issued immediately following the consummation of the Business Combination were:

Vahanna Class A common stock, outstanding prior to the Business Combination	25,012,500
Less: redemption of Vahanna Class A common stock	(15,670,446)
Class A common stock of Vahanna	9,342,054
Roadzen (DE) Common stock	58,396,520
Shares issued to FPA	702,255
Ordinary shares immediately after the Business Combination	68,440,829
Unvested Restricted Stock Units	9,903,480

The number of Roadzen (DE) shares was determined as follows:

	Roadzen (DE) Common stock	Ordinary Shares issued to shareholders of Roadzen (DE)
Common stock	606,425	16,501,984
Convertible preferred stock	1,539,566	41,894,536
	2,145,991	58,396,520

Public and private placement warrants

In connection with Vahanna's initial public offering in 2021, 10,004,994 public warrants were issued (the “Public Warrants”) and 9,152,087 warrants were issued in a private placement (the “Private Placement Warrants"; and the Private Placement Warrants together with the Public Warrants, collectively the "Warrants") all of which warrants remained outstanding and became warrants for the Ordinary Shares in the Company.

Redemption

Prior to the closing of the Business Combination, certain Vahanna public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 15,670,446 shares of Vahanna Class A ordinary shares for an aggregate payment of $168,466,546 (the "Redemption").

4. Cash, cash equivalents and restricted cash

	As of December 31, 2023	As of March 31, 2023
Balances with banks
In current accounts	9,402,795	588,347
Cash in hand	3,902	993
	9,406,697	589,340

Restricted cash and cash equivalents (non - current)	427,697	542,490

5. Accounts receivables, net

	As of December 31, 2023	As of March 31, 2023
Accounts receivable	7,405,068	1,549,711
Less: allowance for credit losses	(262,444)	(13,726)
Accounts receivable, net	7,142,624	1,535,985

The following table provides details of the Company's allowance for credit accounts:

Balance, beginning of period	13,726	14,884
Additions charged	232,866	—
Existing allowance in acquired entities	49,810	—
Reversal of existing allowance	(19,759)	—
Bad debts written off	-	—
Effect of exchange rate changes	(14,199)	(1,158)
Balance, end of period	262,444	13,726

6. Prepayments and other current assets

	As of December 31, 2023	As of March 31, 2023

Balance with statutory authorities	1,239,594	1,189,787
Unbilled revenue	2,134,765	868,382
Advances given (net of doubtful advances of $229,229 as of December 31, 2023 and $225,495 as of March 31, 2023)	3,246,326	922,380
Other receivables	2,918,159	126,928
Prepayments	1,771,555	22,091
Forward purchase agreement	24,462,103	—
Deposits	74,953	52,368
	35,847,455	3,181,936

i) Advances given include:

a)
$2,733,380 and $826,057 of advances to suppliers as of December 31, 2023 and March 31, 2023, respectively. Advances to suppliers include related party balance of $76,507 and $0 as of December 31, 2023 and March 31, 2023 respectively.
b)
$144,252 and $55,753 of advances to employees as of December 31, 2023 and March 31, 2023, respectively. Advances to employees include related party balances of $9,798 and $28,516 as of December 31, 2023 and as of March 31, 2023.
c)
$344,914 and $0 of loans and advances to related parties as of December 31, 2023 and March 31, 2023, respectively.

ii) Forward purchase agreement

On August 25 2023, Vahanna entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Seller”) (the “Forward Purchase Agreement" or "FPA”) for OTC Equity Prepaid Forward Transactions. Vahanna is referred to as the “Counterparty” prior to the consummation of the Business Combination, while the Parent Company is referred to as the “Counterparty” after the consummation of the Business Combination.

The Forward Purchase Agreement represents the recognition of the cash payments to the Seller of $46.1 million (including prepayment of $46 million and the reimbursable transaction cost of $0.1 million) and the Forward Purchase Agreement with regard to 4,297,745 shares (recycled shares) and 702,255 shares (FPA subscription shares). The fair value of the Forward Purchase Agreement is comprised of the Prepayment Amount ($46.1 million) and is reduced by the economics of the downside provided to the Sellers ($23.5 million) and the estimated consideration payment at the Cash Settlement Payment Date ($22.6 million). The Forward Purchase Agreement will be remeasured at fair value with changes in earnings in the future periods. Forward Purchase Agreements are treated as a Financial Instrument and revalued at each reporting date with the corresponding earnings (loss) reflected in the consolidated statements of operations as a change in fair value of Forward Purchase Agreement.

During the three months ended December 31, 2023, an amount of $2,290,633 was received from the Seller and accordingly the value of Forward Purchase Agreement was adjusted. Further, on account of fair valuation of the Forward Purchase Asset as of December 31, 2023, a gain of $4,152,541 was recorded.

Assumptions used in calculating estimated fair value of Forward Purchase Agreement as of December 31, 2023 is as follows:

Volatility	62.80%
Risk-free rate	3.88%
Dividend yield	0.00%
Strike price	10.77
Remaining term (years)	1.25 years

7. Non-marketable securities

a)
Moonshot - Internet SAS ("Moonshot")

Roadzen (DE) has invested $2,410,000 representing a 6.68% equity stake in Moonshot - Internet SAS, a simplified Joint Stock Company existing under the laws of France, which is a subsidiary of Société Générale. Moonshot is an Insurtech company, registered as an insurance broker, which specializes in usage-based insurance products and services dedicated to E-Commerce. Roadzen (DE) has a representative on the board of directors of Moonshot, however, the investment of 6.68% does not give Roadzen (DE) the ability to significantly influence the operating and financial policies of Moonshot, since majority ownership of Moonshot is concentrated with a single shareholder. Therefore, Roadzen (DE) uses the measurement alternative for equity investments without readily determinable fair values for its investment in Moonshot. The Company carries this investment at cost, less impairment.

b)
Daokang (Beijing) Data Science Company Ltd. ("Daokang")

Roadzen (DE) entered into a joint venture contract with WI Harper VIII LLP and Shangrao Langtai Daokang Information Technology Co. Ltd. and invested an amount of $2,500,030 (representing a 34.5% of equity interest) of Daokang. Despite its significant equity interest in Daokang, Roadzen (DE) has attempted but has not been able to obtain adequate financial information as per U.S. GAAP to apply equity method. Roadzen (DE), therefore, was unable to exercise significant influence over the operating and financial policies of Daokang. Accordingly, Roadzen (DE) used the measurement alternative for equity investments without readily determinable fair values for its investment in Daokang. The Company carries this investment at cost, less impairment.

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

8. Property and equipment, net

The components of property and equipment, net were as follows:

	As of December 31, 2023	As of March 31, 2023
Computers	648,120	370,516
Office equipment	440,230	153,432
Furniture & fixtures	198,364	69,338
Electrical equipment	30,983	6,312
Leasehold improvements	31,772	21,381
Total	1,349,469	620,979
Less: accumulated depreciation	(824,985)	(388,486)
Property and equipment, net	524,484	232,493

The Company capitalized $728,490 (net of disposal and CTA impact of $0 and $(1,478), respectively) and $59,568 (net of disposal and CTA impact of $137,230 and $43,496, respectively) for the periods ended December 31, 2023 and as of March 31, 2023, respectively out of which $396,123 is related to acquisitions of FA Premium Insurance Broking Pvt. Ltd., Global Insurance Management Limited and National Automobile Club. The Company capitalized $20,463 and $115,383 towards computers for the periods ended December 31, 2023 and March 31, 2023, respectively. Depreciation expense relating to property and equipment amounted to $171,268 and $145,614 for the periods ended December 31, 2023 and for March 31, 2023 respectively out of which $45,392 and $97,996 relate to computer for the periods ended December 31, 2023 and March 31, 2023, respectively.

9. Intangible assets, net

	As of December 31, 2023	As of March 31, 2023
Software for internal use	9,407,431	7,292,101
Customer contracts - (refer note 19)	2,728,118	682,399
Distribution network - (refer note 19)	802,730	-
Intangible assets under development	344,577	196,174
Intellectual property	110,799	112,176
Trademark	54	55
Total	13,393,709	8,282,905
Less: accumulated depreciation and amortization	(8,654,379)	(5,569,048)
Less: impairment loss	(241,694)	(244,699)
Intangible assets, net	4,497,636	2,469,158

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

The Company performed qualitative assessement for other intangible assets and indicated that it was more likely than not that the fair value of the acquired entities exceeded its carrying value, therefore, did not result in an impairment.

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For Period Ended December 31:	Amount
2024	1,546,500
2025	1,268,848
2026	952,276
2027	385,435

10. Other long-term assets

	As of December 31, 2023	As of March 31, 2023
Deposits	21,993	25,890
Advances	140,055	-
Interest accrued	13,591	9,249
Deferred tax assets (refer note 25)	160,309	82,345
	335,948	117,484

11. Accounts payable and accrued expenses

	As of December 31, 2023	As of March 31, 2023
Accounts payable	24,313,674	2,008,731
Accrued expenses	5,240,132	3,575,445
Amounts due to employees	1,029,049	656,890
	30,582,855	6,241,066

1)
As the accounting acquirer, Roadzen (DE) is deemed to have assumed certain accounts payables obtained in connection with the Business Combination amounting to $17,630,434 due to transaction costs in consummating the Business Combination.
2)
Amount due to employees consists of reimbursements and salaries payable. The total includes related parties balance of $91,879 and $45,162 as of December 31, 2023 and as of March 31, 2023, respectively.

12. Other current liabilities

Other current liabilities consist of the following:

	As of December 31, 2023	As of March 31, 2023
Statutory liabilities	1,499,260	1,417,751
Deferred revenue	1,423,827	108,442
Advances from customers	188,383	52,227
Provision for income tax	83,079	83,054
Retirement benefits	3,008	3,008
Other payables	5,539,707	839,411
	8,737,264	2,503,893

Other Payables includes the following:

a. Consideration payable on the acquisitions of FA Premium Insurance Broking Private Limited, National Automobile Club, Peoplebay Consultancy Services Private Limited and FA Events and Media Private Limited amounting to $1,850,384 for the period ended December 31, 2023 and consideration payable on the acquisitions of Peoplebay Consultancy Services Private Limited and FA Events and Media Private Limited amounting to $243,036 for the year ended March 31, 2023.

b. Fair valuation of warrants issued or to be issued to lenders as a part of a senior secured note agreement entered into between Roadzen (DE) and Mizuho Securities USA LLC ("Mizuho") as administrative agent amounting to $2,932,180. Each warrant will grant the holder the right to purchase one Ordinary Share of the Company at an exercise price of $0.001 with a cashless settlement option where the difference between the exercise price and the market price would be paid to the warrant holder in the form of Ordinary Shares. Since the Company has Warrants traded under the symbol RDZNW, market price method was used to compute the fair market value on the reporting date. As per the agreement entered into, if the principal and interest payments are not made as per the repayment schedule, the Company is obliged to issue warrants in the following sequence:

Milestone (days past due)	Warrants Shares based on fully diluted Ordinary Shares of the Company as of the issuance date
180 days	1.00%
210 days	1.17%
240 days	1.33%
270 days	1.50%
300 days	1.67%
330 days	1.83%
360 days	2.50%

A comparison of the assumptions used in calculating estimated fair value of warrants due as of December 31, 2023 is as follows:

Closing price	$5.09
Risk Free rate	3.87%
Dividend Yield	0%
Volatility	41.55%
Expected Life of the option	5 years

13. Borrowings

A.
Long-term borrowings consist of the following:

	As of December 31, 2023	As of March 31, 2023
Secured debentures (note a)	2,260,838	3,198,569
Loans from banks (note b)	337,561	307,228
Convertible debenture (note c)	403,167	-
Less: current portion of long-term borrowings	(2,393,383)	(2,852,528)
	608,183	653,269

a.
Secured debentures:

Particulars	Interest rate	Maturity date	Amount outstanding
Secured debentures	19.50%	31-May-24	597,282
	19.50%	31-Jul-24	337,951
	19.25%	31-May-24	424,509
	20.00%	31-Jan-24	901,096
			2,260,838

The debentures are secured by a subordinated lien on intellectual property, current assets and movable property and equipment of certain material foreign subsidiaries.

b.
Loans from banks:

Particulars	Interest rate	Maturity date	Amount outstanding
Long-term borrowings from banks
	16.00%	5-Mar-24	2,321
	16.50%	5-Mar-24	2,906
	15.50%	6-Sep-25	19,179
	18.00%	5-Sep-25	19,438
	16.00%	9-Apr-24	10,005
	18.50%	2-Nov-25	16,095
	19.50%	2-Oct-25	12,288
	15.50%	6-Sep-25	19,179
	14.75%	5-Jun-24	7,627
	17.00%	5-Oct-24	13,637
	15.85%	4-May-26	44,373
	8.75%	10-Aug-30	115,619
	15.75%	5-Aug-26	54,894
			337,561

As of December 31, 2023, the aggregate maturities of long-term borrowings (excluding convertible notes) are as follows:

Period ending March 31, 2024	2,298,943
Period ending March 31, 2025	117,270
Period ending March 31, 2026 and onwards	585,353
3,001,566

c. Convertible debenture

During the quarter ended December 31, 2023, the Company issued a $0.4 million junior unsecured convertible debentures which has maturity date of December 15, 2025. The instrument bears an interest of 13% per annum. Further, the holder of the debenture has the right to convert all or a portion of the unpaid principal amount, together with accrued interest, into fully paid Ordinary Shares at an agreed conversion price of $10.00 per Ordinary Share (subject to adjustments under certain circumstances). The debenture provides the Company with the right to pay interest, at the option of the Company, in cash or in kind.

B.
Short-term borrowings

	As of December 31, 2023	As of March 31, 2023
Loans from banks (note a)	1,901,497	84,587
Loans from related parties	299,031	485,747
Loans from others (note b)	12,965,327	4,305,467
	15,165,855	4,875,801

a)
Loans from banks and others

Particulars	Weighted average borrowing rate
Short-term borrowings from banks and others	12.73%

b) Loans from others

1.
During the quarter ended June 30, 2023, Roadzen (DE) entered into a $7.5 million senior secured notes agreement with a syndicate of lenders and Mizuho as administrative agent which has a maturity date of June 30, 2024. The secured notes accrue interest of 15% per annum. The syndicate of lenders are entitled to receive a warrant to purchase an agreed number of Ordinary Shares if the loan is not fully repaid by the Roadzen (DE) within six months from the issue date.
2.
As the accounting acquirer Roadzen (DE) is deemed to have assumed the promissory note amounting to $2.46 million at a discount of 10% which was obtained to finance transaction costs in connection with the Business Combination. The promissory note is not convertible and accrues interest at 20% per annum and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company.
3.
As the accounting acquirer, Roadzen (DE) is deemed to have assumed a convertible promissory note amounting to $1.04 million which was obtained to finance transaction costs in connection with a Business Combination. The Convertible Promissory Note is a non-interest bearing instrument and payable upon the consummation of a Business Combination or may be convertible into warrants to purchase Ordinary Shares of the Company at a price of $1.00 per Ordinary Share at the option of the holder. The warrants would be identical to the Private Placement Warrants described in note 17.

Since the Warrants are listed under ticker symbol RDZNW, the market price method was used to compute the fair market value of the warrants resulting from the conversion of the convertible promissory note on the reporting date. A comparison of the assumptions used in calculating estimated fair value of working capital loan as of December 31, 2023 is as follows:

Closing price	$0.07
Open price	$0.07
High	$0.07
Low	$0.07

14. Other long-term liabilities

	As of December 31, 2023	As of March 31, 2023
Retirement benefits	399,510	294,301
Deferred tax liability	523,462	—
	922,972	294,301

15. Mezzanine equity

The Company has retroactively adjusted the issued and outstanding equity of Roadzen (DE) prior to the Business Combination to give effect to the conversion ratio to determine the number of Ordinary Shares into which the convertible preferred stock of Roadzen (DE) were converted.

As of March 31,2023, the redeemable convertible preferred stock consisted of the following:

	Shares issued and outstanding	Per share original issue price	Aggregate conversion amount	Carrying value
Series A	200,000	0.5	100,000	100,000
Series A1	1,265,100	1.5	1,897,650	48,174,279
	1,465,100		1,997,650	48,274,279

Upon the Closing of the Business Combination, 1,539,566 shares of redeemable convertible preferred stock issued and outstanding in Roadzen (DE) were converted into 41,894,536 Ordinary Shares of the Parent Company at the conversion ratio.

As of December 31, 2023, no shares of convertible preferred stock of Roadzen (DE) were outstanding.

16. Ordinary Shares

As of December 31, 2023, the Company was authorized to issue 220,000,000 Ordinary Shares, $0.0001 par value.

As a result of the Business Combination, all of Vahanna's Class A common stock and Class B common stock was converted into 10,044,309 Ordinary Shares of the Company on a one-for-one basis and issued and outstanding shares of Roadzen (DE)'s common stock were converted into 58,396,520 Ordinary Shares of the Company at the conversion ratio.

The holders of Ordinary Shares are entitled to receive dividends as declared from time to time and are entitled to one vote per share at meetings of the Company. In the event of liquidation, the holders of Ordinary Shares are eligible to receive an equal share in the distribution of the surplus assets of the Company based on their percent of ownership.

As of December 31, 2023 and March 31, 2023, 68,440,829 and 16,501,984 Ordinary Shares were issued and outstanding, respectively.

The following table summarizes the Company’s Ordinary Shares reserved for future issuance on an as-converted basis:

	As of December 31, 2023	As of March 31, 2023
Conversion of outstanding redeemable convertible instruments	40,317	25,743,890
Remaining shares available for future issuance under the Company's equity incentive plan	9,903,480	—
Warrants	20,762,635	—

17. Warrants

Vahanna's 10,004,994 Public Warrants and 9,152,087 Private Placement Warrants remained outstanding and became warrants to purchase Ordinary Shares in the Company upon the close of the Business Combination.

As of December 31, 2023, there were 10,004,994 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. Each whole warrant entitles the registered holder to purchase one Ordinary Share at a price of $11.50 per share. The Public Warrants became exercisable as of October 20, 2023. The Public Warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.

The Company may redeem the outstanding warrants:

•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and
•
if, and only if, the reported last sale price of the Ordinary Shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Ordinary Shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Ordinary Shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

As of December 31, 2023, there were 9,152,087 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Ordinary Shares issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions.

18. Revenue

The following table summarizes revenue by the Company's service offerings:

	For the three months ended December 31, 2023	For the three months ended December 31, 2022	For the nine months ended December 31, 2023	For the nine months ended December 31, 2022
Revenue from services
Commission and Distribution Income	8,157,336	2,785,167	17,617,282	6,804,247
Income from Insurance as a Service	7,484,105	531,478	19,105,650	1,750,146
	15,641,441	3,316,645	36,722,932	8,554,393

There was one customer that individually represented 33% of the Company’s revenue for the three months ended December 31, 2023 and one customer that individually represented 30% of the Company’s revenue for the three months ended December 31, 2022

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	As of December 31, 2023	As of March 31, 2023
Contract liabilities
Deferred revenue	1,423,827	108,442
Total contract liabilities	1,423,827	108,442
Contract assets
Unbilled revenue	2,134,765	868,382
Total contract assets	2,134,765	868,382

The Company records deferred revenue when cash payments are received or due in advance of Company's performance. Deferred revenue primarily relate to commission and distribution income and insurance as a service. The amount of revenue recognized for the period ended December 31, 2023 that was included in the deferred revenue balance as of March 31, 2023 was $108,442. The amount of revenue recognized in the year ended March 31, 2023 that was included in the deferred revenue balance as of March 31, 2022 was $292,031. The Company's remaining performance obligations in contracts with customers will be completed within 12 months from the reporting date.

Contract assets represent a conditional right to consideration for satisfied performance obligations that become a receivable when the conditions are satisfied. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collection and are included in "prepayments and other current assets" in the consolidated balance sheets which will be billed in the month subsequent to the period in which performance obligations were satisfied.

19. Business combinations

a)
Global Insurance Management Limited

During the period ended June 30, 2023, Roadzen (DE) (on June 30, 2023) acquired 100% of the equity interests in Global Insurance Management Limited for a cash consideration of $3,998,000. Global Insurance Management Limited was incorporated in the United Kingdom and is engaged in the business of underwriting, pricing and distribution of Insurance products. As of December 31, 2023, the Company has transferred the entire consideration, however, Roadzen (DE) has exercised board control over Global Insurance Management from June 30, 2023. The financial results of Global Insurance Management have been included in the Company's consolidated financial statements from June 30, 2023 as the Company has possessed the power to direct the relevant activities of Global Insurance Management from the share purchase agreement date.

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

b)
National Automobile Club

During the period ended June 30, 2023, Roadzen (DE) (on June 06, 2023) acquired 100% of the equity interests in National Automobile Club for a cash consideration of $2,100,000. National Automobile Club was incorporated in the state of California and is engaged in the business of roadside assistance services. As of December 31, 2023, Roadzen (DE) has transferred a consideration amounting to $1,750,000, however, Roadzen (DE) has exercised board control over National Automobile Club from June 06, 2023. The financial results of National Automobile Club have been included in the Company's consolidated financial statements from June 06, 2023 as the Company has possessed the power to direct the relevant activities of National Automobile Club from the share purchase agreement date.

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

c)
FA Premium Insurance Broking Private Limited

During the period ended September 30, 2023, Roadzen (DE) (on July 01, 2023) acquired 100% of the equity interests in FA Premium Insurance Broking Private Limited for a consideration of $1,279,820. FA Premium Insurance Broking Private Limited was incorporated in India and is engaged in the business of broking services. As of December 31, 2023, Roadzen (DE) has transferred a consideration amounting to $1,204, however, Roadzen (DE) exercises board control over FA Premium Insurance Broking Private Limited from July 01, 2023. The Share transfer is pending due approval of the Insurance Regulatory and Development Authority of India (the "IRDA"), which is an administrative process. Once the approval is received, share transfer will be affected. In the meantime, the Company has management control over the investee accordingly it has been consolidated with effect from July 01, 2023.

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

Following are details of the purchase price allocated to the intangible assets acquired:

	Amount	Weighted average life
Acquired distribution network	814,365	3 years
Acquired customer contracts	20,345	3 years

d)
Goodwill

	As of December 31, 2023	As of March 31, 2023
Opening balance	996,441	1,725,292
Goodwill relating to acquisitions consummated during the year (Refer Note 19 (a), (b) & (c))	1,337,685	—
Less: Impairment recognized on goodwill during the year	—	(664,903)
Effect of exchange rate changes	(191,348)	(63,948)
Closing balance	2,142,778	996,441

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

The Company performed qualitative assessment for other entities and indicated that it is more likely than not that the fair value of the acquired entities exceeded its carrying value, therefore, the assessment did not result in an impairment.

20. Financial instruments

The Company measures its convertible promissory notes and Forward Purchase Agreement asset at fair value. The Company’s convertible promissory notes are categorized as Level 1 because they are measured based on observable listed prices of such instruments. The Forward Purchase Agreement is categorized as Level 3 because of unobservable inputs and other estimation techniques due to the absence of quoted market prices, inherent lack of liquidity and the tenure of such financial instruments.

Financial instruments measured at fair value on a recurring basis

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2023:

	December 31, 2023
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total

Financial liabilities:
Convertible promissory notes	1,029,374	-	-	1,029,374
	1,029,374	-	-	1,029,374

	December 31, 2023
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial assets:
Forward purchase agreement	-	-	24,462,103	24,462,103
	-	-	24,462,103	24,462,103

The Company uses a third-party valuation specialist to assist management in its determination of the fair value of its Level 1 classified convertible promissory notes. The fair value of these financial instruments is based on the volatility of its ordinary share warrants, based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Ordinary Share that matches the expected remaining life of the warrants. For key aspects of valuation refer note 13 (B) (3).

The Company uses a third party valuation specialist to assist management in its determination of the fair value of its Level 3 classified Forward Purchase Agreement. The instrument was fair valued using a Monte Carlo simulation model utilizing assumptions related to the contractual term of the instruments and current interest rates. For key aspect of the valuation inputs refer note 6 (c).

Assets measured at Fair Value on a non-recurring basis

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.

Non-Marketable Equity Securities

The Company measures its non-marketable equity securities that do not have readily determinable fair values under the measurement alternative at cost less impairment, adjusted by price changes from observable transactions recorded within "Other income/(expense) net" in the consolidated statements of operations. The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to its investment in Daokang and Moonshot. The Company did not record any realized gains or losses for the Company’s non-marketable equity securities during the period ended December 31, 2023 and the year ended March 31, 2023.

Management of risks

Interest rate risk - Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate due to change to market interest rates. The Company is exposed to interest rate risk for its long-term debts where the interest rates are variable according to the market conditions.

Foreign currency risk - The Company monitors its foreign currency exposures on a regular basis. The operations are primarily denominated in United States Dollars, Pounds Sterling, Indian Rupees and Euros. For the purpose of analyzing foreign currency exchange risk, the Company considered the historical trends in foreign currency exchange rates. Based on a sensitivity analysis the Company performed as of December 31, 2023, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the United States Dollar would not have a material effect on the Company's financial statements.

21. Sum due to insurer

Represents the net amounts of premium due to insurer based on the respective contract with each insurer. The net amount due is equal to the gross written premium less the Company’s commission for policies that have reached their effective date. Sum due to insurer includes $8,866,766 as of December 31, 2023, which represents funds from the insurer to meet working capital requirements/contingencies arising out of claim settlement.

22. Investments

These balances include certain investments in mutual funds that are recorded at fair value. Any changes to the fair value are recorded in "Fair value gains/(losses) in financial instruments carried at fair value" due to the election of the fair value option of accounting for financial instruments.

23. Commitments and contingencies

A.
Commitments

Dividend on preferred stock

As of December 31, 2023, no shares of convertible preferred stock were outstanding. In view of losses, cumulative dividend of $477,101 in respect of Preferred stock of Roadzen (DE) (Series A and A1 stock) was not provided as of March 31, 2023.

B.
Leases - Accounted as per ASC 842 for the Period Ended December 31, 2023

Operating leases

The Company leases office space under non-cancelable operating lease agreements, which expire on various dates through April 2031. Some property leases contain extension options exercisable by the Company. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. Rent expenses for operating leases for the period ended December 31, 2023 was $69,489. The components of lease cost for the period ended December 31, 2023 are summarized below:

i)
The following tables presents the various components of lease costs:

Particulars	For the period ended December 31, 2023
Lease :
Operating lease cost	54,133
Short-term lease cost	15,356
Total lease cost	69,489

ii)
The following table presents supplemental information relating to the cash flow and non cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating liabilities, and, as such, are excluded from the amounts below.

Particulars	For the period ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	59,437
Right-of-use assets obtained in exchange for lease obligations:
Operating Assets	557,117

iii)
Balance sheet information related to leases is as follows:

Particulars	As of December 31, 2023
Operating Leases:
Operating Lease ROU Asset, net	868,391
—
Short term liabilities	423,710
Long term liabilities	246,743
Total operating lease liabilities	670,453

iv)
Weighted Average Remaining Lease Term (In years)

As of December 31, 2023
Operating leases	5.20

v)
Weighted Average Discount Rate

As of December 31, 2023
Operating leases	12.72%

vi)
Maturities of lease liabilities were as follows:

Particulars	Lease Liabilities (USD)*
For Period Ended December 31 2023
2024	436,030
2025	122,249
2026	124,193
2027	67,548
2028	12,472
Thereafter	33,577
Total Lease Payments	796,069
Less: Imputed Interest	(125,616)
Total	670,453

* The lease liabilities are translated into U.S. Dollars using the closing rate for the period ended December 31, 2023

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

24. Net loss per share

Basic net loss per share attributable to ordinary shareholders is computed by dividing the net loss by the number of weighted-average outstanding Ordinary Shares. Diluted net loss per share attributable to ordinary shareholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its preferred stocks, convertible notes and share warrants as potential common equivalents, but excluded them from the computation of diluted net loss per share attributable to ordinary shareholders in the periods presented, as their effect was antidilutive.

The following table sets forth the computation of basic net loss per share attributable to ordinary shareholders and preferred stock holders:

Particulars	For the three months ended December 31, 2023	For the three months ended December 31, 2022	For the nine months ended December 31, 2023	For the nine months ended December 31, 2022
Numerator:
Net loss	(30,569,619)	477,429	(65,690,663)	(9,529,872)
Less: dividend attributable to preferred stockholders for the current year	-	27,742	-	53,956
Net loss attributable to Roadzen Inc. ordinary shareholders	(30,569,619)	449,687	(65,690,663)	(9,583,828)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	68,440,829	16,501,984	36,144,311	16,501,984
Net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	(0.45)	0.03	(1.82)	(0.58)

The following table summarizes the number of potential Ordinary Shares equivalents that were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented:

Particulars	For the nine months ended December 31, 2023	For the nine months ended December 31, 2022
Share warrants	20,211,506	51,893
Restricted stock units	9,903,480	-
Convertible instruments	7,012	10,524,888
Preferred stock	—	28,468,541
Total	30,121,998	39,045,322

25. Income taxes

The Company's net loss before provision for income taxes for the three months and nine months periods ended December 31, 2023 and December 31, 2022 was as follows:

Particulars	For the three months ended December 31, 2023	For the three months ended December 31, 2022	For the nine months ended December 31, 2023	For the nine months ended December 31, 2022
Domestic	(28,679,087)	2,796,117	(61,637,236)	(5,806,071)
Foreign	(2,058,059)	(2,450,329)	(4,254,813)	(3,932,603)
Total	(30,737,146)	345,788	(65,892,049)	(9,738,674)

The components of the provision for income taxes for the three months and nine months periods ended December 31, 2023 and December 31, 2022 were as follows:

Particulars	For the three months ended December 31, 2023	For the three months ended December 31, 2022	For the nine months ended December 31, 2023	For the nine months ended December 31, 2022
Current:
Domestic	—	—	—	—
Foreign	(27,700)	17,214	44,377	22,115
	(27,700)	17,214	44,377	22,115
Deferred:
Domestic	—	—	—	—
Foreign	(99,032)	(65,933)	(137,759)	(68,826)
	(99,032)	(65,933)	(137,759)	(68,826)

Total provision for income taxes	(126,732)	(48,719)	(93,382)	(46,711)

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the three months and nine months periods ended December 31, 2023 and December 31, 2022:

Particulars	For the three months ended December 31, 2023	For the three months ended December 31, 2022	For the nine months ended December 31, 2023	For the nine months ended December 31, 2022
Federal statutory income tax rate	21.00%	21.00%	21.00%	21.00%
Non deductible expenses	0.03%	26.80%	4.98%	(2.93%)
Valuation allowance	(20.51%)	0.82%	(25.73%)	(19.41%)
Foreign rate differential	(0.16%)	(27.81%)	(0.17%)	1.64%
Share warrants	0.00%	2.01%	0.00%	(0.07%)
Other	0.05%	(36.91%)	0.06%	0.25%
Total provision for income taxes	0.41%	(14.09%)	0.14%	0.48%

The components of the Company’s net deferred tax assets as of the nine months period ended December 31, 2023 and year ended March 31, 2023 were as follows:

Particulars	As of December 31, 2023	As of March 31, 2023
Deferred tax assets:
Net operating loss carry forwards	25,134,198	8,480,316
Unabsorbed depreciation carry forwards	107,160	54,438
Retirement benefits	74,587	56,603
Depreciation and amortization	124,269	50,918
Others	241,303	5,965
Total deferred tax assets	25,681,517	8,648,240
Less: valuation allowance	(25,521,208)	(8,565,895)
Deferred tax assets, net of valuation allowance	160,309	82,345
Deferred tax liabilities:
Intangibles on account of business combination	(523,462)	—
Net deferred tax assets/ (liabilities)	(363,153)	82,345

Movement in net deferred tax assets:

	As of March 31, 2023	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of December 31, 2023
Deferred tax assets:
Net operating loss carry forwards	8,480,316	16,653,882	—	25,134,198
Unabsorbed depreciation carry forwards	54,438	52,722	—	107,160
Retirement benefits	56,603	17,984	—	74,587
Depreciation and amortization	50,918	73,351	—	124,269
Fair value changes on convertible notes	—	—	—	—
Others	5,965	235,338	—	241,303
Less: valuation allowance	(8,565,895)	(16,955,313)	—	(25,521,208)
Deferred tax liabilities:
Intangibles on account of business combination	—	(523,462)	—	(523,462)
Acquisitions	—	606,512	(606,512)	—
Currency translation	—	(23,255)	23,255	—
Net deferred tax assets/ (liabilities)	82,345	137,759	(583,257)	(363,153)

Particulars	As of March 31, 2022	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of March 31, 2023
Deferred tax assets:
Net operating loss carry forwards	5,742,033	2,738,283	—	8,480,316
Unabsorbed depreciation carry forwards	9,174	45,264	—	54,438
Retirement benefits	53,656	2,947	—	56,603
Depreciation and amortization	25,232	25,686	—	50,918
Fair value changes on convertible notes	3,967	(3,967)	—	—
Others	288,348	(282,383)	—	5,965
Less: valuation allowance	(6,052,307)	(2,513,588)	—	(8,565,895)
Deferred tax liabilities:
Intangibles on account of business combination	(117,729)	117,729	—	—
Currency translation	—	(1,286)	1,286	—
	(47,626)	128,685	1,286	82,345

The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company's judgement regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company's income tax provision would increase or decrease in the period in which the assessment is changed. The Company's valuation allowance increased by $16,955,313 during the nine months ended December 31, 2023 and $2,515,200 during the year ended March 31, 2023.

The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest such earnings outside the U.S.

Net operating loss and credit carry forwards

As of December 31, 2023, the Company has U.S. federal net operating loss carry forwards of approximately $85,158,720, of which none are subject to limitation under Internal Revenue Code Section 382 (IRC Section 382). The federal net operating loss carry forwards that were generated prior to the 2018 tax year will begin to expire in 2030 if not utilized. For net operating loss carry forwards arising in tax years beginning after December 31, 2017, the tax act limits the Company's ability to utilize carryforwards to 80% of taxable income, however, these operating losses may be carried forward indefinitely. The state (Delaware) net operating loss carry forwards will begin to expire in 2032 if not utilized. The Company has foreign tax credits which will expire at the end of 8 years from the end of the assessment year in which these tax credits were originated.

Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change provisions of IRC Section 382 and similar state provisions. The annual limitation may result in the inability to fully offset future annual taxable income and could result in the expiration of net operating loss carryforwards before utilization. The Company continually reviews the impact to net operating losses of any ownership changes.

Unrecognized tax benefits

The Company has adopted authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company did not have any unrecognized tax benefits with a significant impact on its financial statements as of December 31, 2023 and 2022.

The Company's major tax jurisdictions are India, the United Kingdom and the U.S. The U.S. federal, state and foreign jurisdictions have statutes of limitations that generally range from three to six years. Due to the Company's net losses, substantially all of its federal and state income tax returns are subject to examination for federal and state purposes.

26. Segment reporting

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

27. Going Concern

The Company has experienced operating losses in current and preceding years. In addition, as of December 31, 2023 and 2022, the Company had negative operating cash flows and negative working capital position. On the Closing Date, the Company received $46.2 million combined gross proceeds from the Business Combination and the FPA (See Note 3 for further information). Management believes that the funds available through the above mentioned arrangements will be sufficient to alleviate the substantial doubt about the Company's ability to continue as a going concern for next 12 months from the date of authorization of these financial statements. These financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Further the Company is confident that they will be able to procure sufficient funds through its existing and potential investors to meet its financial commitments for the next 12 months.

28. Stock based compensation

The share-based compensation awards issued under the Company’s 2023 Omnibus Incentive Plan to the Company’s employees, officers, directors, are all equity-classified instruments. Restricted stock units ("RSUs") outstanding as of December 31, 2023 have service vesting conditions of one year. Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and a graded vesting method for RSUs. The Company has elected to account for forfeitures of employee stock awards as they occur.

Share-based compensation is in the form of restricted stock units (RSUs). The fair value per RSU is calculated using the Black-Scholes option valuation model.

Option value and assumption

As of December 31, 2023
Fair value per share (as of grant date)	$10.83
Exercise price	$0
Assumptions:
Volatility	30.82%
Expected dividends	0.00%
Expected term (in years)	1.5
Risk free rate	5.24%

Stock option activity	As of December 31, 2023
Opening unvested units
Granted	9,903,480
Exercised	-
Cancelled	-
Closing unvested units	9,903,480

Stock-based compensation expense related to RSUs granted to employees was $27,253,455 for three months ended December 31, 2023. As of December 31, 2023, the unrecognized compensation expense related to unvested RSUs was approximately $76,777,946 which is expected to be recognized over a weighted-average period of approximately 9 months.

ITEM 2. ROADZEN’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, references to "Roadzen," “we,” “us,” and “our” refer to Roadzen and its consolidated subsidiaries as the context so requires.

The following discussion and analysis of the financial condition and results of operations of Roadzen Inc. and its subsidiaries should be read in conjunction with the “Unaudited Condensed Consolidated Financial Statements of Roadzen Inc. as of and for the three months ended December 31, 2023 and 2022,” together with related notes thereto, included elsewhere in this Form 10-Q. The discussion and analysis should also be read together with the unaudited condensed combined financial information as of and for the nine months ended December 31, 2023 and 2022 (in the section of this Form 10-Q entitled “Financial Information”). The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See the section titled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth or referred to under the section titled “Risk Factors” or elsewhere in this Form 10-Q.

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

Our operations are global, and our partners consists of market-leading insurers and OEMs, including AXA, Société Générale and others. In June of 2023, we made two acquisitions as part of our market entry strategy into the important US and UK markets. Our subsidiary in the UK, Global Insurance Management Ltd. ("GIM"), is a leading specialist Managing General Agent ("MGA") providing auto insurance, extended warranties, and claims management to insurers, car dealers, car companies, and fleets. GIM delivers services globally, leveraging its MGA licenses in the UK market and using third-party licenses elsewhere. GIM provides brokerage services to insurance companies, where it acts as a delegated authority of the insurance company to sell the insurer’s policies using its brokerage platform, as well as to adjudicate and pay claims. GIM collects a percentage commission and an administrative fee of the GWP from the insurer/re-insurer during this process. GIM’s specialty insurance contracts typically have an average term of five years. Roadzen's subsidiary in the US, National Automobile Club ("NAC"), is a licensed auto club in California and a provider of claims management and 24/7 commercial roadside assistance in the US. NAC focuses on the commercial automotive industry and its network comprises over 75,000 professional service providers, offering tow, transport, and first notice of loss (“FNOL”) services. NAC’s customers include government enterprises, commercial fleets, car companies and insurers across the US. NAC is headquartered in Burlingame, California.

We have received global recognition, having recently been recognized as one of the 'Top 10 Insurtech Solution Providers 2023' by Enterprise Viewpoint in October 2023. Roadzen also won two awards at the prestigious 2022 Global Artificial Intelligence Summit & Awards for the “Best Use of AI in Mobility” and “Best Use of AI in Insurance” categories held by the Ministry of Electronics and Information Technology and All India Council for Robotics & Automation (AICRA). In 2022, Roadzen was awarded AI Startup of the Year by Financial Express (India) and in October 2021, Roadzen was recognized by Forbes Magazine as a Top 10 AI company. We believe that these awards are an acknowledgment of our customer impact and technological superiority.

On September 20, 2023, Roadzen Inc. (then known as Vahanna Tech Edge Acquisition I Corp.)(the “Parent Company”) completed a business combination transaction (the “Business Combination”) in which it acquired Roadzen, Inc., a Delaware corporation (“Roadzen (DE)”). Roadzen (DE) was determined to be the accounting acquiror in the Business Combination. Accordingly, the historical financial statements of Roadzen (DE) became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Roadzen (DE) prior to the Business Combination; (ii) the combined results of the Parent Company and Roadzen (DE) following the Closing of the Business Combination; (iii) the assets and liabilities of Roadzen (DE) at their historical cost; and (iv) the Company’s equity structure for all periods presented.

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

1. Platform Sales:

Roadzen provides an IaaS platform addressed towards insurance for mobility. The IaaS platform has a suite of products that work cohesively to address the auto insurance value chain. Roadzen sells its IaaS platform to insurers, car manufacturers, and fleet companies to deliver services for their respective insured customers. Our deep understanding of the insurance industry has enabled us to develop a unified suite of modules and products that is tailored to address the key challenges faced in auto insurance. Our solution suite includes several products that support the insurance lifecycle, such as:

•
Via: enables fleets, carmakers and insurers to inspect a vehicle using computer vision;
•
xClaim: enables digital, touchless and real-time resolution of claims from FNOL through payment, using telematics and computer vision;
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

Sales of Roadzen’s IaaS platform represented approximately 48% and 52% of revenues for the three and nine months ended December 31, 2023, respectively.

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

Roadzen’s brokerage solutions accounted for 52% and 48% of revenues for the three and nine months ended December 31, 2023, respectively.

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

Expanding Sales Within Our Existing Customer Base

A central part of our strategy is expanding solutions adoption across our existing customer base. We have developed long-term relationships with our customers and have a proven track record of successfully cross-selling product offerings. We have the opportunity to realize incremental value by selling additional functionality to customers that do not currently utilize our full solution portfolio from our platform. As we innovate and bring new technology and solutions to market, we also have the opportunity to realize incremental growth by selling new products to our existing customer base.

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

Since January 1, 2023 we began tracking customer segmentation for Roadzen, described as such: enterprise clients that include insurers, automakers and large fleets (above 100 vehicles), and SMB clients, which include agents, brokers, small dealerships, and small fleets (under 100 vehicles). As of December 31, 2023, we had 31 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), 65 automotive customer agreements, and approximately 2,400 agents and 796 fleet customers agreements.

Strength of the Auto Insurance Market

We generate a majority of our revenues through commissions and fees which are a reflection of the total insurance policy premium. Roadzen derived 52% of revenue from its brokerage solutions and 48% from its platform sales of its IaaS platform for the three months ended December 31, 2023. A softening of the insurance market characterized by a period of declining premium rates due to competition or regulation could negatively impact our financial results.

Our Regulatory Environment

Our insurance broking business is subject to various laws and regulations and our inability to comply with them may adversely affect our business, results of operations, and reputation.

Our subsidiary in India is licensed to act as a direct insurance broker (life and general) under the Insurance Brokers Regulations of India. Accordingly, we are subject to certain laws, regulations and licensing requirements. Insurance brokers operating in India are required to comply with various regulatory requirements, including stipulations that: (i) the principal officer and broker qualified persons of an insurance broker must undergo training and pass the relevant examinations specified by the Insurance Regulatory and Development Authority of India (the “IRDAI”); (ii) the principal officer, directors, shareholders and key management personnel must fulfill the “fit and proper” criteria specified under the Insurance Brokers Regulations; (iii) insurance brokers may not undertake multi-level marketing for solicitation and procuring of insurance products; (iv) insurance brokers may not offer any rebate or any other inducement to a client; (v) insurance brokers must conduct their business in compliance with the code of conduct specified under the Insurance Brokers Regulations; and (vi) insurance brokers must ensure that not more than 50% of their remuneration emanates from one client in a financial year. The IRDAI may undertake inspection of the premises of an insurance broker to ascertain how activities are carried on, and inspect their books of accounts, records and documents. The Insurance Brokers Regulations specify certain approval and reporting requirements to be adhered to by the insurance brokers from time to time, as applicable. We would be subject to fines and penalties if we fail to comply with the Insurance Brokers Regulations. We derive revenues primarily from commissions and other fees paid by insurance carriers for insurance products purchased by our customers.

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

The FCA has recently conducted a comprehensive review of the Guaranteed Asset Protection (GAP) product, a key contributor to our operations in the UK, resulting in a directive for all insurers, including our insurance partner, to temporarily cease selling the GAP product in February 2024. The regulator has mandated that insurers make a resubmission, or new GAP proposal, outlining the product features, coverages and pricing for approval by the FCA before sales of the GAP product can be resumed.

As our insurance partner is obligated to adhere to FCA guidelines, any delay or challenges in their obtaining FCA approval of their resubmission may have a negative impact on our business. The resubmission process introduces uncertainty, as there is no guarantee of swift regulatory approval. The temporary suspension of GAP sales may have a significant impact on our revenue, financial performance, and overall profitability. We are actively working with our insurance partner to address the concerns raised by the regulator, expedite the resubmission process, and seek timely FCA approval to resume GAP sales, however, there can be no assurance that the resubmission will receive prompt regulatory approval. Delays in obtaining approval may result in prolonged disruption to our business operations, potential reputational damage, and potential loss of clients and customer confidence. Additionally, the resubmission process may require adjustments to the GAP product, potentially increasing our costs and decreasing our profit margin and any delays or unfavorable outcomes may materially impact our business, results of operations and financial condition.

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

Lock-up Agreements

In connection with the consummation of the Business Combination, certain holders of equity in Vahanna and Roadzen (DE) entered into lock-up agreements (the “Lock-up Agreements”) with the Parent Company and Roadzen (DE). Pursuant to the Lock-up Agreements, certain holders of Restricted Securities (as defined therein) have agreed, among other things, to be subject to a lock-up period which will last from the Closing until the earliest of (x) the one (1) year anniversary of consummation of the Business Combination, (y) the date that the closing price of Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share recapitalizations, subdivisions, reorganizations and the like), for twenty (20) trading days within any thirty (30) trading day period at least 150 days following the Closing of the Business Combination, and (z) the consummation of a liquidation, merger, capital share exchange, reorganization, tender or exchange offer as the first step of a two-step transaction or other similar transaction that results in all of the Parent Company's shareholders having the right to exchange their equity holdings in the Parent Company for cash, securities or other property; provided, however, that the restrictions on transfers shall not apply to the Permitted Transfers (as defined in the Lock-up Agreements); and provided further that equityholders of Roadzen (DE) that held less than 5% of the equity securities of Roadzen (DE) (on a fully diluted basis) immediately prior to the Closing will be permitted to transfer and/or sell up to 25% of their Restricted Securities (on an fully diluted basis when aggregated with all other Restricted Securities held by such equityholder) following the six (6) month anniversary of the date of the Closing of the Business Combination. We estimate that approximately 3,564,130 Ordinary Shares of the Company will be released from the Lock-up Agreements on March 20, 2024.

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

Research and Development

Research and development costs consist primarily of employee-related costs, including salaries, stock-based compensation, employee benefits and other expenses. It also includes the cost of annotating data pipelines for AI, the cost of building and maintaining our own AI servers for training and the cloud costs for production deployments. We continue to focus our research and development efforts on adding new features and products.

Sales and Marketing

Sales and marketing expenses primarily include expenditures related to advertising, channel partner incentives, media, promotional and bundling costs, brand awareness activities, business development, corporate partnerships and allocated overhead costs. These expenses are a reflection of our efforts to expand our market reach for distributing insurance policies. Sales and marketing expenses also consist of employee-related costs directly associated with our sales and marketing activities, including salaries, stock-based compensation and employee benefits.

We plan to continue to invest in sales and marketing to grow our customer base and increase the awareness of end customers about our products. As a result, we expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future. While we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long-term, our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

General and Administrative

General and administrative expenses consist of employee-related costs for executive, finance, legal, human resources, IT, and facilities personnel, including salaries, stock-based compensation, employee benefits, professional fees for external legal, accounting, and other consulting services, and allocated overhead costs.

We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth as well as due to additional costs associated with legal, accounting, compliance, insurance, investor relations, and other costs as we operate as a public company. While we expect our general and administrative expenses to decrease as a percentage of our revenue over the long-term, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

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

Results of Operations (all figures are denominated in US$)

Comparison of the Three Months Ended December 31, 2023 and December 31, 2022

	For the three months ended December 31,		Change amount	%
Particulars	2023	2022
Revenue	15,641,441	3,316,645	12,324,796	372%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately)	6,816,794	1,512,670	5,304,124	351%
Research and development	1,876,839	519,931	1,356,908	261%
Sales and marketing	11,137,159	3,090,890	8,046,269	260%
General and administrative	26,676,170	861,060	25,815,110	2998%
Depreciation and amortization	451,773	521,544	(69,771)	-13%
Total costs and expenses	46,958,735	6,506,095	40,452,640	622%
Loss from operations	(31,317,294)	(3,189,450)	(28,127,844)	882%
Interest income/(expense)	(723,561)	(399,905)	(323,656)	81%
Fair value gains/(losses) in financial instruments carried at fair value	1,220,362	4,017,520	(2,797,158)	-70%
Other income/(expense) net	83,347	(82,377)	165,724	-201%
Total other income/(expense)	580,148	3,535,238	(2,955,090)	-84%
(Loss)/Income before income tax expense	(30,737,146)	345,788	(31,082,934)	-8989%
Less: income tax (benefit)/expense	(126,732)	(48,719)	(78,013)	160%
Net (loss)/income before non-controlling interest	(30,610,414)	394,507	(31,004,921)	-7859%
Net loss attributable to non-controlling interest, net of tax	(40,795)	(82,922)	42,127	-51%
Net (loss)/income attributable to Roadzen Inc.	(30,569,619)	477,429	(31,047,048)	-6503%

Comparison of the Nine Months Ended December 31, 2023 and December 31, 2022

	For the nine months ended December 31,		Change amount	%
Particulars	2023	2022
Revenue	36,722,932	8,554,393	28,168,539	329%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately)	15,665,565	4,404,735	11,260,830	256%
Research and development	3,052,244	1,779,842	1,272,402	71%
Sales and marketing	24,663,562	7,262,861	17,400,701	240%
General and administrative	34,855,630	1,974,121	32,881,509	1666%
Depreciation and amortization	1,232,626	1,293,803	(61,177)	-5%
Total costs and expenses	79,469,627	16,715,362	62,754,265	375%
Loss from operations	(42,746,695)	(8,160,969)	(34,585,726)	424%
Interest income/(expense)	(1,558,985)	(603,643)	(955,342)	158%
Fair value gains/(losses) in financial instruments carried at fair value	(22,369,638)	(1,009,374)	(21,360,264)	2116%
Other income/(expense) net	783,269	35,312	747,957	2118%
Total other income/(expense)	(23,145,354)	(1,577,705)	(21,567,649)	1367%
Loss before income tax expense	(65,892,049)	(9,738,674)	(56,153,375)	577%
Less: income tax (benefit)/expense	(93,382)	(46,711)	(46,671)	100%
Net loss before non-controlling interest	(65,798,667)	(9,691,964)	(56,106,703)	579%
Net loss attributable to non-controlling interest, net of tax	(108,004)	(162,091)	54,087	-33%
Net loss attributable to Roadzen Inc.	(65,690,663)	(9,529,872)	(56,160,791)	589%

Revenue

Revenue increased by $12.3 million representing 372% growth for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. This increase was primarily attributable to the acquisitions of GIM and NAC which closed during June 2023, which accounted for $9 million in revenue growth in the quarter ended December 31, 2023, and $3.1 million of revenue growth from the addition of new clients and market outreach.

Revenue increased by $28.2 million representing 329% growth for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. This increase was primarily attributed to the above-referenced acquisitions of GIM and NAC which accounted for $20.8 million in revenue growth for the nine months ended December 31, 2023, and the acquisition of FAP which closed in July 2023 and accounted for $0.8 million of revenue growth in the nine months ended December 31, 2023, as well as $6.3 million in revenue growth in the nine months ended December 31, 2023 from the addition of new clients and market outreach.

Our organic revenue growth of $3.1 million and $6.3 million for the three months and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year, reflects a 92% and 83% increase, respectively, over the same periods in the previous year, driven primarily by the uptick in demand for our core products attributable to our strategic marketing initiatives and the expansion of our distribution network, which have allowed us to reach new customer segments and improve product penetration in established markets.

Cost of Revenue (exclusive of depreciation and amortization shown separately below)

Cost of revenue increased by $5.3 million representing a 351% increase for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily due to the acquisitions of GIM and NAC adding $3.0 million of additional costs, and $2.3 million of additional costs associated with our organic revenue growth.

Cost of revenue increased by $11.3 million representing a 256% increase for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 primarily due to the acquisitions of GIM and NAC adding $7.6 million of additional costs, and the acquisition of FAP adding $0.6 million of additional costs, as well as $3.1 million of additional costs associated with our organic revenue growth.

Research and Development

Research and development expenses increased by $1.36 million representing a 261% increase for the three months ended December 31, 2023, compared to the three months ended December 31, 2022 primarily due to the non-cash compensation expense of $1.4 million related to RSU grants.

Research and development expenses increased by $1.27 million representing a 71% increase for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022 primarily due to the non-cash compensation expense of $1.5 million related to RSU grants, partially offset by decreases in technology personnel costs.

Sales and Marketing

Sales and marketing expenses increased by $8.0 million representing a 260% increase for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, primarily attributed to the acquisitions of GIM and NAC adding $5.4 million of sales and marketing expenses, $2.5 million of non-cash compensation expense related to RSU grants, as well as $0.1 million of additional sales and marketing expenses related to our organic growth in revenue for the period.

Sales and marketing expenses increased by $17.4 million representing a 240% increase for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022, primarily due to the acquisitions of GIM, NAC and FAP adding $11.9 million of sales and marketing expenses, $2.8 million of non-cash compensation expense related to RSU grants, as well as $2.7 million of additional sales and marketing expenses related to our organic revenue growth.

General and administrative

General and administrative expenses ("G&A") increased by $25.8 million representing a 2998% increase for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, primarily due to $23.3 million of non-cash expense related to RSU grants, $1.07 million from the acquisitions of GIM and NAC, $0.5 million related to D&O insurance premiums and $0.4 million from non-cash board compensation accruals.

G&A increased by $32.9 million representing a 1666% increase for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022, primarily due to $26.3 million non-cash expense related to RSU grants, $2.2 million from the acquisitions of GIM and NAC, $2.0 million due to employee-related expenses resulting from increased headcount, other costs related to the Business Combination, $1.5 million of legal costs incurred in connection with the acquisitions of GIM, NAC and capital raising initiatives, $0.5 million related to D&O insurance premiums, and $0.4 million from non-cash board compensation accruals.

Depreciation and Amortization

Depreciation and amortization decreased by $0.07 million representing a 13% decrease for the three months ended December 31, 2023, compared to the three months ended December 31, 2022.

Depreciation and amortization decreased by $0.06 million representing a 5% decrease for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022.

Interest Income (Expense)

Interest expense increased by $0.3 million representing a 81% increase for the three months ended December 31, 2023, compared to the three months ended December 31, 2022 primarily due to an increase in borrowings from banks and the issuance of convertible and non-convertible debentures.

Interest expense increased by $1.0 million representing a 158% increase for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022 primarily due to an increase in borrowings from banks and the issuance of non-convertible debentures.

Other Income (Expense) and Fair Value Changes in Financial Instruments Carried at Fair Value

Gain on fair valuation changes decreased by $2.8 million representing a 70% decrease for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. This was primarily due to the fair valuation of our Forward Purchase Agreement.

Loss on fair valuation changes increased by $21.4 million representing 2116% increase for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022. This was primarily due to the fair valuation losses of our Forward Purchase Agreement and convertible promissory notes and share warrants.

Non-GAAP Financial Measures

Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure which excludes the impact of finance costs, taxes, depreciation & amortization and certain other items from reported net profit or loss. We believe that Adjusted EBITDA aids investors by providing an operating profit/loss without the impact of non-cash depreciation & amortization and certain other items to help clarify sustainability and trends affecting the business. For comparability of reporting, management considers non-GAAP measures in conjunction with U.S. GAAP financial results in evaluating business performance. Adjusted EBITDA should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The following table reconciles our net loss reported in accordance with U.S. GAAP to Adjusted EBITDA for the three months ended December 31, 2023 and December 31, 2022:

	For the three months ended December 31,
Particulars	2023	2022
Net loss	(30,610,414)	394,507
Adjusted for:
Other (income)/expense net	(83,347)	82,377
Interest (income)/expense	723,561	399,905
Fair value changes in financial instruments carried at fair value	(1,220,362)	(4,017,520)
Tax (benefit)/expense	(126,732)	(48,719)
Depreciation and amortization	451,773	521,544
Stock based compensation expense	27,253,455	-
Non-cash expenses	56,133	-
Non-recurring expenses	457,703	-
Adjusted EBITDA	(3,098,230)	(2,667,906)

The following table reconciles our net loss reported in accordance with U.S. GAAP to Adjusted EBITDA for the nine months ended December 31, 2023 and December 31, 2022:

	For the nine months ended December 31,
Particulars	2023	2022
Net loss	(65,798,667)	(9,691,963)
Adjusted for:
Other (income)/expense net	(783,269)	(35,312)
Interest (income)/expense	1,558,985	603,643
Fair value changes in financial instruments carried at fair value	22,369,638	1,009,374
Tax (benefit)/expense	(93,382)	(46,711)
Depreciation and amortization	1,232,626	1,293,803
Stock based compensation expense	30,779,664	-
Non-cash expenses	228,024
Non-recurring expenses	2,277,449	-
Adjusted EBITDA	(8,228,932)	(6,867,166)

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

Liquidity and Capital Resources

Since our founding, we have financed our operations primarily through the issuance of equity, convertible instruments, debt (including working capital lines), and payments received from our customers. As of December 31, 2023, we have raised an aggregate of $42.2 million, net of issuance costs, through the issuance of preferred stock and a convertible debenture. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $(117.0) million and $(51.4) million as of December 31, 2023, and March 31, 2023 respectively inclusive of fair valuation losses and transaction costs arising from the Business Combination. We anticipate that we will continue to experience operating losses and generate negative cash flows from operations over an extended period due to the planned investments in our business. Consequently, we may need to secure additional capital resources to support the execution of our strategic initiatives for growing our business in the coming years.

As of December 31, 2023, and March 31, 2023, our principal sources of liquidity were cash and cash equivalents with closing balances of $9.4 million and $0.6 million, respectively. Cash and cash equivalents consist of cash and deposit with banks with an original maturity of three months or less.

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

	For the nine months ended December 31,		Change amount
Particulars	2023	2022
Cash flow from operating activities:

Net loss including non-controlling interest	(65,798,667)	(9,691,963)	(56,106,704)
Adjustments for cash flow from operation	55,253,098	2,283,255	52,969,843
Changes in working capital	(4,035,822)	437,333	(4,473,155)
Net cash used in operating activities	(14,581,391)	(6,971,375)	(7,610,016)

Cash flow from investing activities:
Purchase of property, plant and equipment	(423,575)	(326,972)	(96,603)
Proceeds from sale of property, plant and equipment	-	1,096	(1,096)
Acquisition of businesses	(5,749,202)	-	(5,749,202)
Investment in mutual funds	(500,000)	-	(500,000)
Net Cash used in investing activities	(6,672,777)	(325,876)	(6,346,901)

Cash flow from financing activities:
Proceeds from business combination	32,770	-	32,770
Proceeds from issue of preferred stock	6,079,409	-	6,079,409
Proceeds from long-term borrowings	2,806,638	4,357,544	(1,550,906)
Repayment of long-term borrowings	(1,025,884)	(685,659)	(340,225)
Net proceeds/(payments) from short-term borrowings	10,702,721	4,573,698	6,129,023
Net cash generated from financing activities	18,595,654	8,245,583	10,350,071

Operating Activities

Our largest sources of cash provided by operations are increases in accounts payables and payments received from our customers. Our primary uses of cash from operating activities include employee-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses and other overhead costs.

Net cash used in operating activities was $14.6 million for the nine months ended December 31, 2023, compared to $7.0 million for the nine months ended December 31, 2022. This consisted of a net loss of $65.8 million and net cash outflows of $4.0 million provided by changes in our operating assets and liabilities, and partially offset by non-cash charge add-backs of $55.3 million. The non-cash charges were primarily comprised of fair valuation losses of $22.4 million, stock based compensation of $30.8 million and depreciation/amortization of $1.2 million.

Net cash used in operating activities increased from $7.0 million for the nine months ended December 31, 2022 to $14.6 million for the nine months ended December 31, 2023 primarily due to an increase in receivables and payables due to the acquisitions of NAC and GIM and Forward Purchase Agreement.

Investing Activities

Cash used in investing activities was $6.7 million for the nine months ended December 31, 2023, which primarily consisted of $5.7 million for the acquisitions of GIM and NAC, $0.5 million consisting of an investment made in a mutual fund (held for sale), and $0.4 million of capital expenditures for additional office facilities.

Cash used in investing activities was $0.3 million for the nine months ended December 31, 2022, which primarily consisted of capital expenditures or additional office facilities.

Financing Activities

We have generated negative cash flows from operations since our inception and have supplemented working capital through net proceeds from the issuance of convertible debt and preferred equity securities. Cash provided by financing activities was $18.6 million for the nine months ended December 31, 2023, which primarily consisted of $6.1 million of proceeds from the issuance of common and preferred stock and $12.5 million of loans from banks and other parties.

Cash provided by financing activities was $8.2 million for the nine months ended December 31, 2022, which primarily consisted of loans from banks and other parties.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2023

(1)
The amount of debt represents the carrying amount of borrowings (excluding interest) which the Company is obligated to repay in cash.
(2)
The Company leases office space under non-cancelable operating lease agreements, which expire on various dates through September 2028.

Description of Indebtedness:

Particulars	As of December 31, 2023	As of March 31, 2023
Debentures	2,260,838	3,198,569
Loans from banks	337,561	307,228
Convertible debenture (note c)	403,167	-
Less: current portion of long-term borrowings	(2,393,383)	(2,852,528)
	608,183	653,269

Operating Lease Commitment:

Particulars	As of December 31, 2023
Operating Leases:
Other current liabilities	423,710
Operating lease liabilities	246,743
Total operating lease liabilities	670,453

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The calculation of diluted income per ordinary share does not consider the effect of the Company's outstanding warrants since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS.

Other than as set forth below, there have been no material changes to the risk factors disclosed in the definitive proxy statement/prospectus we filed with the SEC on August 14, 2023 which are incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Recent actions by the FCA could materially impact our business, results of operations and financial condition.

The FCA has recently conducted a comprehensive review of the Guaranteed Asset Protection (GAP) product, a key contributor to our operations in the UK, resulting in a directive for all insurers, including our insurance partner, to temporarily cease selling the GAP product in February 2024. The regulator has mandated that insurers make a resubmission, or new GAP proposal, outlining the product features, coverages and pricing for approval by the FCA before sales of the GAP product can be resumed.

As our insurance partner is obligated to adhere to FCA guidelines, any delay or challenges in them obtaining FCA approval of their resubmission may have a negative impact on our business. The resubmission process introduces uncertainty, as there is no guarantee of swift regulatory approval. The temporary suspension of GAP sales may have a significant impact on our revenue, financial performance, and overall profitability. We are actively working with our insurance partner to address the concerns raised by the regulator, expedite the resubmission process, and seek timely FCA approval to resume GAP sales, however, there can be no assurance that the resubmission will receive prompt regulatory approval. Delays in obtaining approval may result in prolonged disruption to our business operations, potential reputational damage, and potential loss of clients and customer confidence. Additionally, the resubmission process may require adjustments to the GAP product, potentially increasing our costs and decreasing our profit margin and any delays or unfavorable outcomes may materially impact our business, results of operations and financial condition.

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

ROADZEN INC.

By:	/s/ Rohan Malhotra
Name: Rohan Malhotra
Title: Chief Executive Officer (principal executive officer)

ROADZEN INC.

By:	/s/ Jean-Noël Gallardo
Name: Jean-Noël Gallardo
Title: Chief Financial Officer (principal financial officer)

Dated: February 10, 2024