Form 10-K
period 2024-03-31
Roadzen Inc.
filed 2024-07-01
CIK 1868640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41094

ROADZEN INC.

(Exact name of Registrant as specified in its Charter)

British Virgin Islands	98-1600102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111 Anza Boulevard, Suite 109 Burlingame, California	94010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 414-3530

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.0001 per share	RDZN	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one ordinary share, each at an exercise price of $11.50 per share	RDZNW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $4.17 per share of the Registrant's ordinary shares on the Nasdaq Stock Market LLC on September 29, 2023, was $285,398,257.

The number of Registrant’s ordinary shares outstanding as of June 26, 2024 was 68,440,829.

i

BASIS OF PRESENTATION

Roadzen Inc. (“Roadzen”) (formerly known as Vahanna Tech Edge Acquisition I Corp. or “Vahanna”) was a blank check company originally incorporated on April 22, 2021 as a British Virgin Islands business company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 12, 2021, the registration statement relating to an initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (the “SEC”). On November 26, 2021, Vahanna consummated the IPO of 20,010,000 units at $10.00 per unit and the sale of 8,638,500 warrants at a price of $1.00 per private warrant in a private placement to Vahanna LLC (the “Sponsor”) that closed simultaneously with the closing of the IPO. The units were listed on the Nasdaq Global Market (“Nasdaq”). On February 10, 2023, Vahanna entered into that certain Agreement and Plan of Merger (the “Initial Merger Agreement”) with Vahanna Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Vahanna (“Merger Sub”), and Roadzen, Inc., a Delaware corporation (“Roadzen (DE)”).

On September 20, 2023 (the “Closing Date”), Roadzen (DE), Vahanna, and Merger Sub consummated the business combination pursuant to the Initial Merger Agreement, as amended by the First Amendment to the Agreement and Plan of Merger, dated June 29, 2023 (the “Merger Agreement Amendment”, and the Initial Merger Agreement as amended by the Merger Agreement Amendment, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Roadzen (DE), with Roadzen (DE) surviving the merger as a wholly owned subsidiary of Vahanna (the “Merger,” and together with the other transactions contemplated by the Merger Agreement and the other agreements contemplated thereby, the “Business Combination”). In connection with the consummation of the Business Combination (the “Closing”), Vahanna changed its name to “Roadzen Inc.”

In connection with the Closing, and pursuant to the terms of the Merger Agreement: (i) each outstanding share of Roadzen (DE) common stock, including common stock issued upon conversion of each outstanding share of Roadzen (DE)’s preferred stock, was cancelled and converted into the right to receive 27.21 ordinary shares of Roadzen (the “Ordinary Shares”), (ii) each restricted stock unit of Roadzen (DE) (“Roadzen (DE) RSU”) was assumed and converted into the right to receive 27.21 restricted stock units of Roadzen (each, a “Roadzen RSU”) and were assumed as Substitute Awards under the Roadzen Inc. 2023 Omnibus Incentive Plan, (iii) each equity security of Roadzen (DE) other than Roadzen (DE) common stock and Roadzen (DE) RSUs (each, a “Roadzen (DE) Additional Security”) was assumed and converted into the right to receive equity interests that may vest, settle, convert or be exercised into 27.21 Ordinary Shares, (iv) each share of common stock of Merger Sub issued and outstanding immediately prior to the Closing was cancelled, retired and ceased to exist and (v) each ordinary share of Vahanna (each, a “Vahanna ordinary share”) issued and outstanding immediately prior to the Closing and not redeemed in connection with the redemption remained outstanding and is now an Ordinary Share.

On September 21, 2023, our Ordinary Shares, par value $0.0001 per share, and warrants to purchase the Ordinary Shares (the “Warrants”) began trading under the symbols, “RDZN” and “RDZNW,” respectively.

The Business Combination was accounted for as a common control transaction, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, Vahanna was treated as the “acquired” company for financial reporting purposes. Under the guidance in Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations for transactions between entities under common control, the assets, liabilities, and non-controlling interests of Roadzen (DE) and Vahanna are recognized at their carrying amounts on the date of the Business Combination. Roadzen (DE) has been determined to be the predecessor to the combined entity. Accordingly, our financial statements reflect (i) the historical operating results of Roadzen (DE) prior to the Business Combination; (ii) the combined results of Vahanna and Roadzen (DE) following the closing of the Business Combination; (iii) the assets and liabilities of Roadzen (DE) at their historical cost; and (iv) the Company’s equity structure for all periods presented.

Unless otherwise noted or the context otherwise requires, references to the “Company,” “Roadzen,” “we,” “us,” or “our” refer to the business of Roadzen (DE) and its subsidiaries prior to the consummation of the Business Combination and became the business of Roadzen Inc. and its subsidiaries following the consummation of the Business Combination.

References to a year refers to our fiscal year ended on March 31 of the specified year.

Certain monetary amounts, percentages, and other figures included herein have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables and charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

MARKET AND INDUSTRY DATA

This Annual Report includes estimates regarding market and industry data and forecasts, which are based on our own estimates utilizing our management’s knowledge of and experience in, as well as information obtained from our subscribers, trade and business organizations, and other contacts in the market sectors in which we compete, and from statistical information obtained from publicly available information, industry publications and surveys, reports from government agencies, and reports by market research firms. We confirm that, where such information is reproduced herein, such information has been accurately reproduced and that, so far as we are aware and are able to ascertain from information published by publicly available sources and other publications, no facts have been omitted that would render the reproduced information inaccurate or misleading. Industry publications, reports, and other published data generally state that the information contained therein has been obtained from sources believed to be reliable, but we cannot assure you that the information contained in these reports, and therefore the information contained in this Annual Report that is derived therefrom, is accurate or complete. Our estimates of our market position may prove to be inaccurate because of the method by which we obtain some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process, and other limitations and uncertainties. As a result, although we believe our sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. This includes, without limitation, statements regarding our vision and business strategy, including the plans and objectives of management for our future operations; our market opportunities, our future revenue opportunities, performance of our partnerships, and our future performance and financial condition. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” "expected to," “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this Annual Report, including, but not limited to:

•
our limited operating history makes it difficult to evaluate our business and prospects;
•
we may be unable to execute our business plan or maintain our competitive position and high-level customer satisfaction if we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly;
•
a significant portion of our revenue is concentrated with a limited number of customers;
•
our business depends on our use of proprietary technology relying heavily on laws to protect;
•
our management team has limited experience managing a public company;
•
U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or our executive officers or our Board of Directors (our “Board”);
•
we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives; and
•
other factors detailed under the section “Summary of Risk Factors” and Part I. Item 1A. “Risk Factors” in this Annual Report.

These forward-looking statements are based on information available as of the date of this Annual Report and current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. We intend the forward-looking statements contained in this Annual Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in this Annual Report, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths, or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Ordinary Shares or Warrants and result in a loss of all or a portion of your investment:

•
We have a history of losses and we anticipate increased expenses in the future.
•
A substantial portion of our revenue is derived from a relatively small number of clients ranging from insurers, OEMs and automotive fleets, and the loss of any of these clients, or a significant revenue reduction from any of these clients, could materially impact our business, results of operations and financial condition.
•
Recent U.K. Financial Conduct Authority ("FCA") regulations and guidelines may have an adverse impact on our business and operations in the U.K.
•
Our larger clients have negotiating leverage, which may require us to agree to terms and conditions that result in increased cost of sales, decreased revenue, lower average selling prices and gross margins, and increased contractual liability risks, all of which could harm our results of operations.
•
If we are unable to attract new customers, our future revenue and results of operations will be harmed.
•
Our rapid growth makes it difficult to evaluate our future prospects and increases the risk that we will not continue to grow at or near historical rates.
•
We may not be able to ensure the accuracy and completeness of product information and the effectiveness of our recommendation of insurance products on our platform.
•
Increases in technology costs that are used in providing services to our clients would adversely affect our business, results of operations, and financial condition.
•
Our business depends on our brand, and if we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
•
Our revenue growth rate in part depends on existing customers renewing and upgrading their contracts.
•
A decline in our customer renewals and expansions could adversely impact our future results of operations.
•
We rely heavily on direct sales to sell automobile insurance brokerage services.
•
Our growth strategy depends on continued investment in and around the delivery of innovative AI solutions. If we are unsuccessful in delivering the above-mentioned AI solutions, it could adversely impact our results of operations and financial condition.
•
A downturn in the automotive sector, auto insurance industry, claims volumes, or supporting economy, which are outside of our control, could adversely impact our results of operations.
•
Changes in the automotive insurance industry, including the adoption of new technologies, such as autonomous vehicles, may significantly impact our results of operations.
•
Our customers may defer or forego purchases of automobiles in the event of weakened global economic conditions or political transitions, which in turn will affect purchases of our products or services.
•
We face competition in our market, which could negatively impact our business, results of operations, and financial condition and cause our market share to decline.
•
If we are unable to develop, introduce and market new and enhanced versions of our services and products, we may be put at a competitive disadvantage and our operating results could be adversely affected.
•
The federal government or independent standards organizations may implement significant regulations or standards that could adversely affect our ability to produce or market our products.
•
We may in the future become a party to litigation, which could result in damage to our reputation and harm our future results of operations.
•
Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.

v

•
Our failure to comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenue and profitability.
•
We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Any actual or perceived failure to comply with such obligations could harm our business.
•
Failure to protect our intellectual property could adversely impact our business and results of operations.
•
We may enter into joint ventures, collaborations or sponsored developments for intellectual property and, as a result, some of our intellectual property may, in the future, be jointly owned by third parties.
•
Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and results of operations.
•
Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.
•
Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions.
•
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.
•
Our share price may change significantly and you could lose all or part of your investment as a result.
•
Because there are no current plans to pay cash dividends on our ordinary shares for the foreseeable future, you may not receive any return on investment unless you sell your ordinary shares for a price greater than that which you paid for it.
•
Future sales, or the perception of future sales, by the Company or its shareholders in the public market could cause the market price for the Company’s ordinary shares to decline.
•
We are subject to increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

PART I

Item 1. Business.

Overview

Roadzen Inc. is a leading Insurtech company on a mission to transform global auto insurance powered by advanced artificial intelligence ("AI"). At the heart of our mission is our commitment to create transparency, efficiency, and a seamless experience for the millions of end customers who use our products through our insurer, OEM, and fleet (such as trucking, delivery, and commercial fleets) partners. We seek to accomplish this by combining computer vision, telematics and AI with continually updated data sources to provide a more efficient, effective and informed way of building auto insurance products, assessing damages, processing claims and improving driver safety. Insurers and other partners of Roadzen across the world use Roadzen’s technology to launch new auto insurance products, manage risk better and resolve claims faster. These products are built with dynamic underwriting capabilities, Application Programming Interface, or API-led distribution and real-time claims processing.

Roadzen has built a pioneering technology platform that uses telematics, computer vision and data science to spearhead innovation across the insurance value chain, namely underwriting, distribution, claims and road safety. We call it the Roadzen “Insurance as a Service” (“IaaS”) platform. Our business generates commission-based revenue as an insurance broker focused on embedded and B2B2C (Business-to-Business-to-Customer) insurance distribution, and fee-based revenue as a provider of innovative cloud, telematics, and AI-based applications for the auto insurance ecosystem.

Roadzen has four major client types:

•
Insurance — including insurance companies, reinsurers, agents, brokers;
•
Automotive — including carmakers, dealerships, online-to-offline car sales platforms;
•
Fleets — including small and medium fleets, taxi fleets, ridesharing platforms, commercial and corporate fleets; and
•
Other distribution channels such as financial services companies providing auto loans, and telematics companies.

Our operations are global, and our partners consist of market-leading insurance companies, fleets and automotive original equipment manufacturers ("OEMs") and carmakers, including AXA, SCOR, Arch, Société Générale, Jaguar Land Rover, Audi, Mercedes, Volvo and several others. In June of 2023, we made two acquisitions as part of our market entry strategy into the important U.S. and U.K. markets. Our subsidiary in the U.K., Global Insurance Management Ltd. (“GIM”), is a leading specialist Managing General Agent (“MGA”) providing auto insurance, extended warranties, and claims management to insurers, car dealers, car companies, and fleets. GIM delivers services globally, leveraging its MGA license in the U.K. market and using third-party licenses elsewhere. GIM provides brokerage services to insurance companies, where it acts as a delegated authority of the insurance company to sell the insurer’s policies using its brokerage platform, as well as to adjudicate and pay claims. GIM collects a commission and an administrative fee as a percentage of the Gross Written Premium (“GWP”) for each policy sold from the insurer/re-insurer during this process. GIM’s specialty insurance contracts typically have an average term of five years. GIM is headquartered in Coventry, England. Roadzen’s subsidiary in the U.S., National Automobile Club (“NAC”), is a licensed auto club in California and a provider of claims management and 24/7 commercial roadside assistance ("RSA") in the U.S. NAC focuses on the commercial automotive industry and its network comprises over 75,000 professional service providers, offering tow, transport, and first notice of loss (“FNOL”) services. NAC’s customers include government fleets, enterprises, commercial fleets, car companies and insurers across the U.S. NAC is headquartered in Burlingame, California.

Our mission is to build the leading company at the intersection of AI, insurance and mobility. To further our mission, we have built a pioneering lab focused on fundamental and applied AI research. We work on core research areas in computer vision, generative AI, and traditional machine learning to develop product experiences that improve the safety, convenience, and protection of millions of drivers across the world. Roadzen is a founding member of the AI Alliance fostering safe, responsible, and open source development alongside industry leaders such as Meta, IBM, Hugging Face, Stability AI, AMD, Service Now, and others. Our approach to build precision AI models in insurance and mobility has won several industry accolades. In October 2021, Forbes Magazine ranked Roadzen among the Top 10 AI companies. In 2022, Financial Express named Roadzen AI Startup of the Year. Additionally, the company won two awards at the prestigious Global Artificial Intelligence Summit & Awards: "Best Use of AI in Mobility" and "Best Use of AI in Insurance," both presented by the All India Council for Robotics & Automation (AICRA).

Our Opportunity

We recognize four broad areas of opportunity for the future of auto insurance that our technology is poised to address.

Product and Pricing

The way auto insurance is underwritten and priced is expected to undergo a fundamental shift. With increasing connectivity, “pay how you drive” and usage based insurance ("UBI") will emerge as natural complements to traditional auto insurance. Mobile apps, aftermarket devices, and the actuarial challenges of underwriting insights after selection are likely to become outdated. Instead, the insurance industry is likely to experience a change due to a proliferation of connected data from the vehicle which, when added to demographic data and loss-causing information such as braking, acceleration, cornering and driving speed, will create better risk pools. Such enhanced and connected data will improve the accuracy and convenience of assessing and pricing risk in real-time, giving advantage to those that have access to this data.

Similarly, within products such as extended warranty it has now become easier to gather data about a vehicle’s performance and usage, including information about how the vehicle is being driven, its maintenance history, and potential mechanical issues. This information can be used to identify potential problems early on, before they become major issues that require costly repairs. As our technology advances, it is likely that extended warranties will become more customized and data-driven. For example, instead of offering a blanket coverage plan, extended warranties may be tailored to individual drivers based on their driving habits and usage patterns.

Claims

Today’s claims processes are fragmented, complex and manual. Processing claims requires significant input from customers, insurers, repair-shop networks and rental providers, and it often relies on incomplete data from the parties involved.

In the new future of mobility, insurers will be able to simplify, streamline and automate the claims process through telematics and video streaming to provide accurate data on a real time basis. AI will interpret the data gathered, allowing for seamless claims handling and enabling the insurer to choose how and when to introduce human intervention. Small claims can be automated to be fully touchless and processed within minutes from first notification of loss, or FNOL, to payments.

The vehicle repair and rental segments could also undergo their own shift (opening opportunities for OEMs) because traditional repair shops do not have much experience with repairing vehicles with highly sophisticated embedded technology.

Distribution

As the number of connected vehicles grows, so too will in-vehicle services and products, including insurance. OEMs have historically participated in insurance distribution by acting as a lead-referral partner to a range of insurance providers. However, the growth of both connected vehicles and digital direct-to-consumer distribution of electric vehicles provides promising prospects for a new channel through which consumers can directly buy insurance from the OEM in an embedded purchase. The OEMs will require partners who can provide a white-labeled technology platform through which the OEMs can price policies, process claims and offer other products such as extended warranty coverage.

Auto Insurance Market

Insurance is a $5.5 trillion industry that accounts for approximately 7% of global gross domestic product (“GDP”). Advances in smartphone penetration, data ubiquity, and AI have created a significant opportunity to shape the digital insurance economy.

The automotive insurance market is an industry led by legacy players. The global automotive insurance market was approximately $630 billion in 2021 and is projected to surpass $1 trillion by 2030. There are approximately 1.4 billion vehicles on the road, including cars, vans and trucks (excluding motorcycles). The premiums paid for automobile insurance was close to 15% of the total insurance premiums paid worldwide in 2022. Over the span of the next ten years, auto insurance premiums are likely to surpass 20% of total insurance premiums, representing high traction for the segment.

The continued development of autonomous vehicles, electric vehicles, connected vehicles (vehicles that can communicate bidirectionally with other systems outside of the car) and Mobility as a Service (“MaaS”) platforms can shift the emphasis from providing individual insurance to providing insurance to fleet owners, and embedded insurance at the point-of-sale to car companies. This changing trend signals a shift from direct insurance (which is insurance sold ad-hoc to a consumer and separate from the purchase of the vehicle) to embedded insurance solutions (which is a form of digital bundling that enables companies to offer insurance policies as an add-on) with enhanced focus on road safety, accident prevention, usage-based insurance, warranties, and distribution platforms with technologies to provide ongoing support capabilities on policies.

Roadzen is uniquely positioned with the technology, global scale and strategic relationships to emerge as a key player at the forefront of this massive change.

Our Business

Roadzen has two principal models for generating revenue: 1) platform sales of our IaaS platform, and 2) brokerage commission and fees. We follow a capital-light business model, meaning that we do not underwrite any risk ourselves or carry any insurance risk on our balance sheet for either source of revenue.

1.
Platform Sales:

Roadzen provides an IaaS technology platform addressed towards insurance for mobility. The IaaS platform has a suite of products that work cohesively to address the auto insurance value chain. Roadzen sells its IaaS platform to insurers, car manufacturers, and fleet companies to deliver services for their respective insured customers. Our deep understanding of the insurance industry has enabled us to develop a unified suite of modules and products that is tailored to address the key challenges faced in auto insurance. Our proprietary solution suite includes several products that support the insurance lifecycle, such as:

•
Via: enables fleets, carmakers and insurers to inspect a vehicle using computer vision;
•
Global Distribution Network (GDN): enables the configuration, customer quote, payment (in any currency), and administration of any insurance policy with any insurance carrier as the underwriter:
•
xClaim: enables digital, touchless and real-time resolution of claims from FNOL through payment, using telematics and computer vision;
•
StrandD: enables digital, real-time dispatch and tracking for RSA and FNOL during accident claims;
•
Good Driving: enables insurers and fleets to recognize their best drivers, train poor drivers and build usage based insurance, or UBI programs; and
•
DrivebuddyAI: enables any vehicle to get advanced driver-assistance capabilities utilizing cameras and neural networks to deliver better safety on the road.

Our technology revolutionizes the customer experience by helping customers obtain a policy within seconds and process a claim estimate within minutes in comparison with existing processes that can take weeks. Roadzen’s revenue derived from platform sales is usage-based, meaning we get paid on a per-vehicle or per-use basis.

Sales of Roadzen’s IaaS platform represented approximately 35% of revenues for the year ended March 31, 2024.

2.
Brokerage Commission and Fees:

Roadzen acts as an insurance broker utilizing its technology to sell insurance through our embedded and B2B2C distribution model. The policies are sold by insurance intermediaries such as agents and through captive distributors such as dealerships, fleets and used car platforms. Our B2B2C channel partners choose us for a variety of reasons — for the ease of integrating our technology through APIs into their ecosystem, for a seamless, fully digital customer experience from obtaining a policy to submitting a claim, and for integrations with a large number of insurance companies who sell their policies through our platform to give users multiple policy options. Lastly, we can provide a superior customer experience by bundling telematics for road safety, roadside assistance ("RSA") and claims management to the customer — a customer experience that we believe is unrivaled by other traditional brokers. Roadzen’s revenues from brokerage services are based on commissions and other fees that are paid by our insurance carriers as a percentage of the Gross Written Premium for each policy.

Roadzen’s brokerage solutions accounted for 65% of revenue for the year ended March 31, 2024.

Our Strengths

1.
Data. We have collected extensive data and consumer insights over the years. These data insights help our insurer customers with more accurate risk assessment and pricing of their policies. By providing insurers with tailored data insights and analytics to make profitable risk selections, we enable them to generate advanced pricing simulation and underwriting models.
2.
Technology Architecture. Our open API architecture is conducive to technology integrations with insurers on one side and distribution channels on the other for our brokerage business. Our platform enables real-time data sharing and pricing simulations. We continuously automate the processes across policy purchase and issuance, servicing and renewals, thereby streamlining processes for insurers who utilize our platform to offer insurance to their customers. We also work with insurers to create dedicated and customized technology-based solutions for various process flows, such as offering computer vision-based inspections, digital KYC and easy payment processing.
3.
Deep domain expertise. We have assembled a global team with decades of experience and knowledge in insurance, automotive and technology. This cross-functional expertise is necessary to address the complexity in the automotive insurance sector.
4.
Proven R&D engine. We invest heavily in R&D efforts and are committed to delivering market-leading technology for the auto insurance economy. We believe AI will have a transformative impact on the insurance economy and have focused our efforts on deep learning technology, and we have released several new solutions incorporating real world AI at enterprise scale. We are building a high-tech computer vision lab where our goal is to make machines “see.” This has a significant impact at the intersection of insurance and mobility. We have developed over 150 AI models in computer vision as well as natural language processing such as car inspection, driver scoring, vehicle, part and damage detection, driver distraction, insurance GPT (policy summary of any insurance policy), claims invoice automation, road object detection and driver facial landmark detection. Roadzen AI is built on our proprietary Canvas platform that allows ground truth generation, automated model selection, and continuous training and deployment of AI models. We believe our focus on machine learning operations (“MLOps”) allows us to build and deploy models faster, iterate quicker and produce impactful real-world AI is a significant competitive advantage over our traditional and Insurtech peers.
5.
Deep, collaborative ecosystem relationships. Since founding, we have developed strong and strategic relationships with leading insurers, reinsurers, on-ground repair networks, dealership groups, fleets and automotive manufacturers, among others. We are a trusted partner to our clients, which allows us to collaborate and adapt our business based on customer feedback and changing expectations to stay ahead of our competition.

Our Business Strategy

1.
Acquire New Customers. We believe there is substantial opportunity to continue to grow our customer base across the auto insurance industry. We have 99 major customers in the insurance and automotive industry and approximately 3,200 customers made up of smaller agents and fleets, which represents a very small portion of carriers, automakers and fleets globally. We are investing in our sales and marketing, specifically targeting key accounts, expanding small business sales, and leveraging current customers as references. We are also expanding our client base through the acquisitions of GIM and NAC.
2.
Cross-sell and Upsell to Existing Customers. A central part of our strategy is expanding solution adoption across our existing customer base. We have developed long-term relationships with our customers and have a proven track record of successfully cross-selling product offerings. Our customers are increasingly looking to Roadzen as a trusted partner to address complexity and solve their challenges. We have the opportunity to realize incremental value by selling additional functionality to customers that do not currently utilize our full solution suite from our platform. As we innovate and bring new technology and solutions to market, we also have the opportunity to realize incremental value by selling new products to our existing customer base. Our customers include leading insurers and car companies that have a global presence and are keen on digitizing their auto insurance offerings. We believe that successful integration in one geography can open up opportunities within other geographies.
3.
Broaden our partner ecosystem. We view our customers as partners, as our product offerings act as an extension of their business. We intend to extend our network of partners to enhance our value proposition and create new market opportunities. We have a large network of insurance providers and reinsurance providers that use our platform and that are either interdependent on each other or, at the very least, would benefit from fostering mutually beneficial relationships with one another. As an example, if a reinsurer is looking to expand into a new market, they will need an insurer that can support them on the front end of the insurance process. Roadzen’s network of insurers is a great resource and Roadzen can help facilitate a marriage of reinsurer with insurer, providing a potential business expansion solution for its customers and, in turn, creating more business conducted through Roadzen. The more customers Roadzen acquires, the likelier it becomes that one customer will find a partner in another customer.
4.
Broaden our geographical presence. We believe there is significant need for our solutions on a global basis and, accordingly, an opportunity to grow our business through international expansion. The global nature of several of our clients provides an excellent anchor relationship to launch us into new markets. The acquisitions of GIM and NAC will broaden our international footprint and help introduce Roadzen, GIM and NAC to each other’s customers.

Our Offerings

Our main offerings are underwriting solutions for cars, drivers and fleets, road safety using app-based and computer vision-based telematics (including accident prevention, distraction alerts, and driver coaching), and claims management (including accident scene management, FNOL, touchless video loss adjustment and RSA).

Roadzen markets these solutions through one of two channels — (i) as an IaaS provider or (ii) as a broker. Roadzen builds and tests its solutions in high-frequency and low margin Indian auto-insurance markets before deploying the services to higher-margin markets in the U.K, E.U., and U.S.

1.
Insurance as a Service Platform

Roadzen’s unified IaaS platform powered by computer vision and telematics helps insurers improve their underwriting capabilities, and process real-time claims using touchless, remote protocols. Using our technology, our clients can launch products quickly and provide a great end-customer experience to motorists. Supported by a vertically integrated AI stack with labeling, training, and neural network design capabilities, Roadzen gives insurers personalized underwriting capabilities, and instant claims processing abilities. Our IaaS platform-enabled products include underwriting and claims processing, which are managed on a fully-integrated, real-time platform.

Underwriting

Roadzen’s underwriting platform, powered by AI-trained models, helps customers make better, data-driven decisions, which results in accurate and precise policy underwriting. We provide a pricing engine that allows the underwriting of insurance policies based on asset value, usage-based insurance, driver scoring using telematics, and other auto products such as extended warranty. Our rating engine empowers insurers to underwrite risk using in-house data sources, delivering dynamic risk-assessed pricing for each policy insured. As more data accumulates, recursive patterns emerge, creating precise assessment of risk. Our offerings are extremely valuable to our customers, as most traditional insurers typically lack the expertise to build AI-powered underwriting technologies in-house. Additionally, our technology requires a large amount of data to create and train predictive models with accuracy. Roadzen, through its partnerships with insurers, has continuous access to large volumes of data. As Roadzen’s technology is built in-house and not influenced by any specific customer, the underwriting algorithms are unbiased and allow Roadzen to serve as an industry benchmark. Roadzen offers underwriting platforms for asset-based underwriting and usage-based underwriting and is working towards providing underwriting platforms for behavior-based underwriting.

Claims Processing

For insurers, it is challenging to manage the customer experience during the claims process. Furthermore, Insurtech innovations over the last two decades have been highly focused on distribution, with less of an emphasis on seamless, efficient claims processing for the end customer. Roadzen has built an ecosystem that helps insurers provide an improved customer experience.

Roadzen’s claims platform is powered by telematics, computer vision algorithms, and real-time video streaming modules to conduct live surveys of vehicle accidents. Within seconds, AI and computer-vision algorithms can identify the damaged parts, the extent of the damage, repair or replacement decisions, and the estimated cost of repair. Traditionally, this multi-step process takes anywhere between two (2) and seven (7) days, depending on the insurer. Additionally, total costs can be inflated by the interplay among multiple service providers that have traditionally been involved in repairing a damaged vehicle (such as repairers, surveyors and others). As Roadzen’s technology is unbiased, Roadzen eliminates the threat of cost inflation, providing savings to both the insurance company and its end customer. Roadzen’s digital claims management platform, xClaim, is built for a user-driven approach and has transformed opaque claims processing into proactive engagement with customers.

xClaim initiates a claim using telematics, conducts remote surveys of accidents using photos and videos, and processes the claim by providing an estimate of costs needed to repair or replace the damaged part purely using computer vision. Applying photography, video-streaming and computer vision, Roadzen can inspect a vehicle instantly to assess risk profile, damages, and repair value. We believe that Roadzen delivers a best-in-class customer experience with improved outcomes for insurers, customers and repair shops alike. Whether parametric, assisted, or self-service, our engine handles all claims using algorithmic triage protocols, video, and deep learning for faster and more accurate resolution. Our deep ecosystem for claims processing includes loss adjustors, repairers, roadside assistance, and payments for a one-stop solution to simplify and transform the claims journey.

Roadside Assistance (“RSA”)

We believe RSA is key to offering a better claims experience for customers, including our fleet and OEM customers, and a powerful tool to limit fraud and leakage for insurers. End customers who sustain an accident need proactive service by insurers to start the claim and FNOL processes. Roadzen’s assistance platform can capture the “moment of truth” for insurers by obtaining near real-time information about the accident with video and photographic evidence. In a matter of minutes, Roadzen’s solution provides the insurer with clarity on all relevant questions after an incident occurs, including details on the parties involved, extent of the damage, and the time, location, and stated cause of the incident. Roadzen’s white-labelled RSA product, StrandD, provides accident management, emergency call, vehicle-breakdown call, network management, and digital dispatch capabilities to get customers back on the road quickly. As a digitally enabled and integrated network, StrandD provides for 24/7 customer service. Roadzen is working with industry-leading automotive companies, insurers, aggregators, and fleets to power their assistance needs.

Telematics

We have built a telematics data exchange that enables the ingestion of mobility data from a multitude of sources, including connected cars, on-board diagnostics devices, software development kits (mobile apps), and dashcam video. It is a next-generation telematics platform that adds real-time driving context to significantly improve risk measurement, and more importantly, guide drivers to avoid predictable risks and make driving safer. Roadzen's telematics improves upon first-generation telematics solutions by fusing real-time traffic, video context, and weather information with driver behavior data. Additionally, we add driver distractions and fatigue to the evaluation matrix, and we measure accident hot spots to create the most comprehensive and rich driving evaluation possible. Roadzen’s telematics offerings are bundled into its underwriting, claims and brokerage products.

Our platform generates a driver score for each driver and a fleet safety index to help insurers make more informed underwriting decisions and offer better products to their customers. Fleet owners can better track driving behavior and provide this feedback to their drivers, all leading to improved and safer fleet operations. The potential benefits of this approach include safer drivers, fewer accidents, fewer delays and shorter repair times, leading to greater efficiency, lower costs, and greater profits. Roadzen has three telematics layers operating on the same core technology.

Roadzen telematics for insurance consists of a comprehensive telematics stack for driver behavior including:

•
Software-based: The insured end customer’s mobile phone generates driving behavior data through a software development kit (“SDK”) which is integrated into a mobile application. This software is primarily utilized by insurers to embed in the end customer applications, generating the insured’s driver score for future policy underwriting.
•
Connected vehicles: As vehicles become increasingly connected over time, more and more will have a telematics control unit built into the vehicle, and Roadzen’s APIs can integrate with the vehicle software to fetch data for our exchange.
•
Video telematics: Roadzen’s subsidiary DrivebuddyAI is a V2X (“vehicle-to-everything”) dashcam that brings ADAMATICS (ADAS + Telematics) capabilities to any vehicle using purely computer vision. The system continuously monitors the road ahead and utilizes artificial intelligence to analyze potential hazards. The driver-facing camera performs landmark detection on the driver's face to recognize distractions, pose, and yaw. The system alerts the driver in real-time to avoid collisions — a major benefit for fleets, insurers and automotive OEMs. Reduced distractions and collision avoidance leads to better underwriting outcomes and loss control for insurers and commercial fleets. The DrivebuddyAI system is not just safer for fleets, but is also used for more accurate driver logging, fleet utilization, and visual mapping. We believe that our ADAMATICS solution has an opportunity to become a fundamental part of the commercial auto insurance market.
2.
Brokerage — Insurance Distribution Platform

We have built a distribution platform that allows Roadzen to sell insurance policies from any insurer and offer these products through multiple distribution channels using simple APIs. The result is a comprehensive, integrated user experience from quote to policy to claim. Our underwriting and claims are done using our AI platform, and the financial risk is assumed by leading insurers and reinsurers. We do not hold any balance sheet risk.

Currently, the digital brokerage competitive environment is focused on selling the available insurance products without innovating the insurance product itself. Roadzen’s IaaS platform, with its unique capabilities, gives its distribution business a competitive edge. The platform’s capabilities include:

•
Product creation and underwriting: Our technology can be used by insurers to make underwriting decisions for their customers, the platform has ingested years of data to train and improve its algorithms’ policy pricing capabilities. We have built and launched traditional auto, UBI and driver score-based insurance policies with our partners.
•
Re-insurer backing: Roadzen has cultivated partnerships with global reinsurers, which provides Roadzen with the ability to co-create products using our technology and in turn provide them to our customers.
•
API Exchange: Roadzen’s insurance marketplace is agnostic as to the insurer, geography and product, enabling Roadzen to launch new products, enter new markets, and serve any vehicle category. Our API benefits end-customers with access to a single window of real-time quote information from all participating insurers and a seamless claims management experience.

Roadzen has evolved into a leader in the digital transformation of India’s auto insurance market. Roadzen is currently partnered with 22 of India’s auto insurers. In India, there are no contracts between insurance brokers and insurers. Instead, each insurer will onboard and integrate a broker within the insurer’s core IT systems such that the broker receives access to real-time quotes for the policies they wish to sell and is assigned a unique code. This code is used by the insurer to track the policies sold by the broker and the corresponding commissions and fees earned. In 2020, Roadzen launched Good Insurance, its brokerage platform focused on auto insurance. Good Insurance has grown rapidly and has become a platform of choice for buying auto insurance. Good Insurance issues insurance policies that incorporate the Company’s RSA and claims solutions.

Our Revenue Model

Roadzen’s business is centered around the B2B2C model, using the Roadzen technology and ecosystem to provide better underwriting capabilities, a more efficient claims management process, RSA, and a digitized policy pricing engine to fleet, insurance, and car company customers. Our vision is to be the lowest cost of distribution brokerage business in the market. Retail customer acquisition costs are very high for insurers, but Roadzen does not spend on acquiring retail customers directly. Roadzen incurs costs on the B2B front, including sales and marketing costs, to onboard the channel partners, which consist of dealers, fleet companies, agents, car companies, and strategic tie-ups. This enables Roadzen to bundle its ecosystem offerings to its customers. This approach has resulted in consistent revenue streams.

Roadzen deploys its solutions to insurers as a technology provider. It serves as a SaaS provider to auto insurers that embed our offerings with their end customers. Insurers benefit from more efficient underwriting processes and reduced claims processing costs; in turn, their customers secure a simplified online experience in claims reporting, risk evaluations, payments, and RSA. Insurers pay Roadzen a percentage of premiums charged where Roadzen’s solutions are used for underwriting. Fixed fees per usage of Roadzen solutions is utilized in damage assessments, claims management, and RSA. Through Roadzen’s proprietary specialty brokerage platforms in India and Europe, where it targets OEMs, auto dealerships and commercial fleets, Roadzen operates on a B2B2C model. Roadzen secures a percentage of brokerage commissions paid by insurers to brokers for distribution of their offerings. By embedding its solutions suite in brokerage offerings, Roadzen secures two revenue streams: (i) brokerage commissions; and (ii) insurer payments for claims management and RSA. Both of Roadzen’s sales channels, SaaS for insurers (indirect) and brokerage distribution (direct), target a unified customer base of car companies, fleets, dealerships, and agents. Roadzen’s direct sales channels do not compete with insurers that use the SaaS solutions. Rather, Roadzen’s MGA/brokerage service becomes a platform for the marketing and distribution of policies in which Roadzen’s solutions are embedded.

Our Competition

We believe that the primary factors determining our competitive position with other organizations in our industry are the policy add-on features we offer through bundling, the quality of our services, our technology, the diversity of products we offer, and the overall costs to our customers.

Roadzen believes that it is uniquely placed because of its technology that spans the entire insurance value chain. However, there is a threat of competition to each individual product or service that we may provide.

Insurers that choose to build similar offerings and technological expertise in-house present competition to the Company. Competition also exists from other Insurtech companies that may be specifically focused on one part of the value chain. There are several telematics players that are capable of building similar products to Roadzen, but very few have the breadth of comprehensive software, hardware and video telematics capabilities that Roadzen possesses.

The insurance brokerage business is highly competitive, and numerous firms actively compete with us for customers and insurance markets. Competition in the insurance business is largely based upon innovation, knowledge, terms and condition of coverage, quality of service and price. Our brokerage operations compete with both global firms and local firms that are focused on a particular region.

A number of insurance carriers who choose to directly sell insurance, primarily to individuals, do not have to pay commissions to third-party agents and brokers and can instead allocate those funds to their advertising and customer acquisition efforts. Roadzen believes that by using its B2B2C strategy, rather than going directly to customer, it can have a lower cost of customer acquisition and insurance distribution.

Research and Development

As of March 31, 2024, Roadzen had 107 engineers, computer vision researchers and data scientists focused on building software to address the challenges and complexity in auto insurance. Our product and engineering team focuses on enhancing our solutions to meet the complex requirements of our customers with a focus on capabilities, operational efficiency, security, and privacy of our platform. We also invest significantly in developing our products and customizing them for the specific market in which the customer operates, including the relevant regulations, language, currency and payment methods.

We believe AI will have a transformative impact on the insurance economy and have focused our efforts on deep learning technology. We have released several new solutions incorporating real world AI at enterprise scale. Our team has developed over 150 AI models in computer vision as well as natural language processing such as video inspection, driver scoring, vehicle, part and damage detection, driver distraction, insurance GPT (policy summary and FAQ of any insurance policy), claims invoice automation, as well as road object detection and driver facial landmark detection. We invest significantly into developing our internal tooling for AI through our proprietary Canvas platform that allows ground truth generation, automated model selection, and continuous training and deployment of AI models.

Intellectual Property

Roadzen maintains intellectual property and proprietary protection for products and technology related to our business. We also rely on trade secrets and/or contractual provisions to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We protect our proprietary technologies, in part, by confidentiality agreements with our employees, consultants, scientific advisors, and contractors. For more information regarding the risks related to our intellectual property, please see “Risk Factors — Risks Relating to Roadzen’s Business and Industry — Risks Relating to Intellectual Property.”

As of March 31, 2024, we had no U.S. trademarks or pending applications, and we had four registered non-U.S. trademarks and five pending non-U.S. trademark applications. As of March 31, 2024, we had no U.S. patents and pending applications, and one registered non-U.S. patent, one registered non-U.S. design and one pending non-U.S. patent application.

Sales and Marketing

Our sales and marketing efforts are a key component of our growth strategy. Our investments in this area have enabled us to build and sustain our customer base while creating long-term customer relationships.

Our sales efforts are materially dependent on our three different channels: (1) strategic and contractual sales to insurers and car companies; (2) sales to small-and-medium fleet owners; and (3) brokerage sales driven by agents, captive distribution channels and reinsurance partnerships. We plan to continue investing in each of these channels of growth including hiring sales personnel, producing marketing content and event marketing. We are investing heavily in content production and marketing focused on delivering rich, industry specific content on all platforms that our clients use. This helps position Roadzen as a thought leader in the insurance and mobility space and adds to the lead funnel for our business. We directly engage with decision-makers and industry leaders across the industry. Our top of the funnel digital marketing efforts provide us with a platform to execute highly targeted outreach to important decision makers in our client matrix.

Our sales teams are structured to address the different needs of our markets. For our small business sales efforts, we employ a geographically dispersed account team structure to facilitate in-person demos and direct sales, along with an in-house sales team. For larger insurance and automotive clients, we have an enterprise sales team. Roadzen has a large direct sales force spread across India, Europe, Southeast Asia, the U.K. and the U.S. that focus on sales, on-boarding and customer management activities.

Fleets: Fleet vehicles are groups of motor vehicles owned or leased by a business, government agency, or other organization rather than by an individual or family. This set of customers is targeted directly by Roadzen’s sales team. Fleets are adversely affected when accidents are followed by a slow and manual claims process, incurring a loss of revenue from the delay caused by the accident and the time needed to repair the vehicle. This is a problem that Roadzen solves with its distinctive ecosystem. Roadzen has regional sales teams across India, the U.S., the U.K., Europe and Southeast Asia. As fleets are usually on a local scale, our local sales teams are frequently within reach of our potential fleet customers and faster to close a sale.

Insurance & Car Companies: Sales to insurance companies and car companies are generally conducted either via a request for proposal (“RFP”) or bid-driven process that requires demos, technical qualification criteria and financial pricing evaluation. These processes are highly customized and require both in-house sales and solution architecture teams to close.

We employ two primary sales activities for our brokerage business:

1.
Motor Insurance: As motor insurance contracts are generally of annual duration, the customers give a “Broker on Record” mandate to Roadzen that authorizes Roadzen to advise the customers to select the best insurance policy. As Roadzen operates a B2B brokerage business, sometimes other value-added services offered by Roadzen are more valuable to customers than the lowest premium offered by the competitors, such as faster claims processing, software telematics and fleet management software. Hence Roadzen’s platform and ecosystem offers Roadzen a competitive advantage.
2.
Specialty Insurance: These are long duration policies, generally starting with a 5-year duration, where the risk underwriting is done at a portfolio level. Roadzen has partnered with re-insurers to back the long-term risks associated with these long-tenure contracts. These contracts are RFP-driven and may require additional negotiations with reinsurers. The RFP process for our brokerage business is the same as our IaaS RFP process.

Our People and Culture

We have assembled a proven, global team with excellence and experience spanning technology, AI, insurance and mobility. As of March 31, 2024, we had 368 full-time employees and 11 part-time employees. None of our employees are represented by a labor union. We believe we have good relationships with our employees and have not experienced any interruptions of operations due to labor disagreements.

Division	Employee
Technology	107
Management	15
Sales & Business Development	143
Operations	70
Finance, HR, Compliance and Admin	44
Total	379

Our operating principles below inform our culture as well as how we operate on a day-to-day basis. We actively foster an environment where problem solvers, collaborators and builders can thrive. Our people have a global mindset, a passion for innovation and play well with others.

Our Operating Principles

Take Ownership

We thrive on excellence, responsibility, and adaptability to change. In our largely non-hierarchical structure, we stress the need for our personnel to hold themselves and each other accountable and to high standards. It also means striving for constant improvement to raise our bar as a company. Ownership is about taking initiative and making decisions to deliver the highest quality outcome.

Be meritocratic

As no playbook exists for many of the problems we are solving, we look at the best ideas that we can bring to the table through rigorous thought, debate and action. This is fostered by a culture of respect and kindness where everyone has a voice. We believe that backing the best ideas with committed action is the key to building world class products.

Play with purpose

We have fun, indulge our curiosities, build for the long term, and do things differently. This is not just a job, it is a place to be authentic, express yourself fully and bring purpose to what we at Roadzen are building.

Challenge the status quo

To us, innovation is the default mindset, a hardwired desire to improve things. The better we collaborate the more effective we are. Strong teams are built when we embrace both.

Move fast

Quick and iterative feedback loops are critical to innovation in both software and AI products. This means we must move with urgency yet keep a deliberate focus on the details to make sure our clients can rely on us to make fundamental business decisions.

Our Customers

We have strong customer relationships in the auto insurance market. These relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. As of March 31, 2024, we had customer agreements with 33 insurers (including carriers, self-insurers and other entities processing insurance claims), 68 automotive clients, and approximately 3,200 agent and fleet customers. As of March 31, 2024, our insurer clients made up less than 1% of the total number of clients, but approximately 33% of the enterprise client base (i.e., 33 of the 101 total insurers and automotive clients).

Key customer ecosystems are as follows:

•
Insurance — including insurance companies, reinsurers, agents, brokers.
•
Automotive — including carmakers (OEMs), dealerships, online-to-offline car sales platforms.
•
Fleets — including small and medium fleets, taxicab companies, ridesharing platforms and commercial and corporate fleets.
•
Other distribution channels such as financial services companies providing auto loans and telematics companies.

And key customer benefits from working with us can include:

•
For Insurers — faster, efficient and cheaper claims processing, lower combined operating ratios, lower distribution costs and better underwriting models.
•
For Automotive — embedded or white-labeled products with better visibility on the insurance distribution process for both new and renewal policies, extended warranty programs, faster and more transparent claims settlements.
•
For Fleets — advanced road safety using telematics, lower premiums and faster claims processing.

Our revenue is dependent on clients in the automotive insurance industry, OEMs and automotive fleets, and historically a relatively small number of clients have accounted for a significant portion of our revenue. For the year ended March 31, 2024, we had two customers that individually represented approximately 29% and 21% of our total revenue. During this same period, revenues from 10 customers collectively accounted for approximately 79% of our total revenue.

Regulatory Landscape

Our insurance brokerage business is subject to various laws and regulations and our inability to comply with them may adversely affect our business, results of operations and reputation.

Our subsidiary in India received a certificate of registration to act as a direct insurance broker (life and general) under the Insurance Regulatory and Development Authority of India (Insurance Brokers) Regulations, 2018 (“Insurance Brokers Regulations”). Accordingly, we are subject to certain laws, regulations and licensing requirements. Insurance brokers are required to comply with various regulatory requirements such as the following: (i) the principal officer and broker qualified persons of an insurance broker should have undergone training and passed the relevant examination specified by the IRDAI, (ii) the principal officer, directors, promoters, partners, key management personnel and persons having effective control of the insurance broker should fulfill the ‘fit and proper’ criteria specified under the Insurance Brokers Regulations, (iii) insurance brokers may not undertake multi-level marketing for solicitation and procuring of insurance products, (iv) insurance brokers may not offer any rebate or any other inducement to a client,

(v) insurance brokers must conduct their business in compliance with the code of conduct specified under the Insurance Brokers Regulations, and (vi) ensure that not more than 50% of their remuneration emanates from one client in a financial year. The IRDAI may undertake inspection of the premises of the insurance broker to ascertain how activities are carried on and inspect their books of accounts, records and documents. The Insurance Brokers Regulations specify certain approval and reporting requirements to be adhered to by the insurance brokers from time to time, as applicable. We would be subject to fines and penalties if we fail to comply with the Insurance Brokers Regulations. We derive revenues primarily from commissions and other fees paid to us by the insurance carriers who sell their policies through our platform.

The commissions that we can charge to insurers are based on charges set forth under the IRDAI Commissions Regulations. The Minimum Information Regulations, effective from May 23, 2021, are applicable to all insurers and insurance intermediaries in relation to purposes of investigation and inspection by the IRDAI.

Inter-related companies within the group are subject to a stringent regulatory framework that affects the flexibility of our operations and increases compliance costs, and any regulatory action against us and our employees may result in penalties and/or sanctions that could have an adverse effect on our business, prospects, financial condition and results of operations.

In the United Kingdom, the FCA has recently conducted a comprehensive review of the Guaranteed Asset Protection ("GAP") product, a key contributor to our operations in the U.K., resulting in a directive for all insurers, including our insurance partner, to temporarily cease selling the GAP product in February 2024. The regulator has mandated that insurers make a resubmission, or new GAP proposal, outlining the product features, coverages and pricing for approval by the FCA before sales of the GAP product can be resumed. As our insurance partner is obligated to adhere to FCA guidelines, any delay or challenges in their obtaining FCA approval of their resubmission may have a negative impact on our business. The resubmission process introduces uncertainty, as there is no guarantee of swift regulatory approval. The temporary suspension of GAP sales may have a significant impact on our revenue, financial performance, and overall profitability. We are actively working with our insurance partner to address the concerns raised by the regulator, expedite the resubmission process, and seek timely FCA approval to resume GAP sales, however, there can be no assurance that the resubmission will receive prompt regulatory approval. Delays in obtaining approval may result in prolonged disruption to our business operations, potential reputational damage, and potential loss of clients and customer confidence. Additionally, the resubmission process may require adjustments to the GAP product, potentially increasing our costs and decreasing our profit margin and any delays or unfavorable outcomes may materially impact our business, results of operations and financial condition.

Acquisitions

Acquisition of Global Insurance Management

On June 8, 2022, Roadzen entered into a share purchase agreement (the “GIM Purchase Agreement”) with AXA Partners Holding S.A. (“AXA”), pursuant to which we acquired Global Insurance Management Ltd. ("GIM") from AXA for a total purchase price of GBP 5 million (five million pounds, or approximately $6.29 million based on an exchange rate of GBP 1.00 = USD 1.2587 as of June 8, 2022), subject to adjustment as set forth in the GIM Purchase Agreement. The acquisition of GIM closed on June 30, 2023.

Global Insurance Management is a leading MGA platform that provides auto insurance, extended warranties and claims management to insurers, car dealerships, car manufacturers and fleets throughout the U.K. Global Insurance Management particularly specializes in extended warranty and guaranteed asset protection car insurance. MGAs are a specialized type of insurance agent/broker that, unlike traditional agents/brokers, is vested with underwriting authority and claims payment, up to a certain amount, from an insurer. GIM is headquartered in Coventry, U.K.

Acquisition of National Automobile Club

On August 5, 2022, Roadzen entered into a securities purchase agreement (the “NAC Purchase Agreement”) with NAC, and National Automobile Club Employee Stock Ownership Trust, pursuant to which we acquired National Automobile Club from National Automobile Club Employee Stock Ownership Trust for a total purchase price of $1,750,000, subject to adjustment as set forth in the NAC Purchase Agreement. The acquisition of National Automobile Club closed on June 6, 2023.

NAC is a licensed auto club in California and a provider of claims management and 24/7 commercial roadside assistance in the U.S. NAC is focused on the commercial automotive industry and its network comprises of over 75,000 professional service providers, providing tow, transport and FNOL services. National Automobile Club’s customers include government enterprises, commercial fleets and insurers. NAC is headquartered in Burlingame, California.

Other Information

We were incorporated in the British Virgin Islands on April 22, 2021. Roadzen (DE) was incorporated in the State of Delaware on May 7, 2015. Our principal executive offices are located at 111 Anza Blvd., Suite 109 Burlingame, CA 94010. We also maintain a website at www.roadzen.ai. The information contained in, or that can be accessed through, our website is not part of this Annual Report.

Item 1A. Risk Factors.

You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Annual Report. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations. For a summary of these Risk Factors, see “Summary Risk Factors.”

Risks Relating to Our Business and Industry

We have a history of losses and we anticipate increased expenses in the future.

We have incurred net losses of $99.9 million and $14.2 million for our fiscal years ended March 31, 2024 and 2023, respectively. As a result, we had an accumulated deficit of $151.1 million and $51.4 million as of March 31, 2024 and 2023, respectively. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to scale operations, broaden our customer base, expand our sales and marketing activities, including expanding our sales team, hire additional employees, and continue to develop our technology. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as we transition to being a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow, or revenue may decline, for several possible reasons, including slowing demand for our services or increasing competition. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or increasing profitability or positive cash flow on a consistent basis.

A substantial portion of our revenue is derived from a relatively small number of clients ranging from insurers, OEMs and automotive fleets, and the loss of any of these clients, or a significant revenue reduction from any of these clients, could materially impact our business, results of operations and financial condition.

As of March 31, 2024, we had 33 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), compared to 26 in the prior year; 68 automotive customer agreements in fiscal 2024 compared to 23 in the prior year; and approximately 3,200 agents and fleet customer agreements in fiscal 2024 compared to approximately 2,000 in the prior year. Roadzen’s insurer clients made up less than 1% of Roadzen’s total number of clients, but approximately 33% of Roadzen’s enterprise client base (i.e., 33 of the 101 total insurers and automotive clients).

Our revenue is dependent on clients in the automotive insurance industry, OEMs and automotive fleets, and historically a relatively small number of clients have accounted for a significant portion of our revenue. For the year ended March 31, 2024,we had two customer that individually represented approximately 29% and 21% of our total revenue. During this same period, revenues from 10 customers collectively accounted for approximately 79% of our total revenue.

We expect that Roadzen will continue to depend upon a small number of clients for a significant portion of our revenues for the foreseeable future. As a result, if we fail to successfully renew our contracts with one or more of these customers, or if any of these customers reduce or cancel services or defer purchases, or otherwise terminate their relationship with us, our business, results of operations and financial condition would be adversely impacted. Some of our IaaS arrangements with our customers can be canceled or not renewed by our customers after the expiration of the engagement term, as applicable, on relatively short notice. Additionally, we may be involved in disputes with our customers in the future and such disputes may impact our relationship with these customers. The loss of business from any of our significant customers, including from cancellations or due to disputes, could materially impact our business, results of operations and financial condition.

Recent FCA regulations and guidelines may have an adverse impact on our business and operations.

The FCA has recently conducted a comprehensive review of the Guaranteed Asset Protection ("GAP") product, a key contributor to our operations in the UK, resulting in a directive for all insurers, including our insurance partner, to temporarily cease selling the GAP product in February 2024. The regulator has mandated that insurers make a resubmission, or new GAP proposal, outlining the product features, coverages and pricing for approval by the FCA before sales of the GAP product can be resumed. As our insurance partner is obligated to adhere to FCA guidelines, any delay or challenges in their obtaining FCA approval of their resubmission may have a negative impact on our business. The resubmission process introduces uncertainty, as there is no guarantee of swift regulatory approval. The temporary suspension of GAP sales may have a significant impact on our revenue, financial performance, and overall profitability. We are actively working with our insurance partner to address the concerns raised by the regulator, expedite the resubmission process, and seek timely FCA approval to resume GAP sales, however, there can be no assurance that the resubmission will receive prompt regulatory approval. Delays in obtaining approval may result in prolonged disruption to our business operations, potential reputational damage, and potential loss of clients and customer confidence. Additionally, the resubmission process may require adjustments to the GAP product, potentially increasing our costs and decreasing our profit margin and any delays or unfavorable outcomes may materially impact our business, results of operations and financial condition.

Our larger clients have negotiating leverage, which may require us to agree to terms and conditions that result in increased cost of sales, decreased revenue, lower average commissions earned and gross margins, and increased contractual liability risks, all of which could harm our results of operations.

Some of our clients include large OEMs, automotive fleets, and insurance companies globally. These customers have significant bargaining power when negotiating new licenses, subscriptions or renewals of existing agreements and have the ability to buy similar products from other vendors or develop such systems internally. These customers have sought and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the products we sell to them or add complexity to our client agreements. Historically, we have had to reduce fees or commissions only on a few rare occasions involving volume-based discounts on large contracts. However, we may in the future be required to reduce the average fixed fees and/or commissions charged for our products, or otherwise agree to materially less favorable terms in response to these pressures. If we are unable to avoid reducing our fixed fees and/or commissions or renegotiate our contracts on commercially reasonable terms, our results of operations could be adversely impacted.

If we are unable to attract new customers, our future revenue and results of operations will be harmed.

Our future success depends, in part, on our ability to underwrite insurance policies, distribute motor insurance, extended warranty and other insurance policies, and manage insurance claims using our AI-based technology platform. Our ability to attract new customers will depend on the perceived benefits and pricing of our services and the effectiveness of our sales and marketing efforts. Other factors, many of which are out of our control, may now or in the future impact our ability to attract new customers, including:

•
potential customers’ inexperience with or reluctance to adopt software-based and/or AI solutions for their existing operations;
•
potential customers’ commitments to or preferences for their existing vendors;
•
actual or perceived switching costs;
•
the adoption of new, or the amendment of existing, laws, rules, or regulations that negatively impact the utility of, or that require difficult-to-implement changes to, our services, including deregulation that reduces the need for compliance functionality;
•
our failure to expand, retain, and motivate our sales and engineering personnel;
•
our failure to expand into new markets;
•
our failure to develop or expand relationships with existing partners or to attract new partners;
•
our failure to develop our application ecosystem and integrate with new applications and devices used by potential customers;
•
our failure to help potential customers successfully deploy and use our solution; and
•
general macroeconomic conditions.

If our efforts to attract new customers are not successful, our business, financial condition, and results of operations may suffer.

Our rapid growth makes it difficult to evaluate our future prospects and increases the risk that we will not continue to grow at or near historical rates.

We have been growing rapidly over the last several years, with revenue of approximately $46.7 million and $13.6 million for the fiscal years ended March 31, 2024 and 2023, respectively. As a result, our ability to forecast our future results of operations is subject to several uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our IaaS solutions from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of contracts by our existing customers, and the maturation of our business, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, we expect that our revenue growth rate may decline in the future because of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks, and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, financial condition, and results of operations could be harmed.

We may not be able to ensure the accuracy and completeness of product information and the effectiveness of our recommendation of insurance products on our platform.

Our end consumers rely on the insurance product information we provide to our clients. While we believe that such information is generally accurate, complete and reliable, there can be no assurance that the accuracy, completeness or reliability of the information can be maintained in the future. If we provide any inaccurate or incomplete information on our platform due to either our own fault or that of our insurer and reinsurer partners, or if we fail to present accurate or complete information of any insurance products which could lead to our customers’ failure to get adequate protection or us being warned or penalized by regulatory authorities or us being sued by our customers, our reputation could be harmed and we could experience reduced user traffic on our platform, which may adversely affect our business and financial performance.

Our business depends on our brand, and if we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.

We believe that the brand identity we have developed and acquired has significantly contributed to the success of our business. We also believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation are critical to achieving widespread acceptance of our solutions and expanding adoption of our solutions to new customers in both existing and new markets. Maintaining and enhancing our brand requires us to make substantial investments and these investments may not be successful or cost-efficient. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand depends on the effectiveness of our marketing efforts and our ability to provide a reliable, useful, and valuable collection of solutions at competitive prices. These factors are essential to our ability to differentiate our offerings from competing products. In addition, our brand and reputation could be impacted if our end users or insured parties have negative experiences in the claims process, which ultimately largely depends on the quality of service from our business customers, but also may depend on the insured’s perceived value of its vehicle.

Maintaining and enhancing our brand will depend largely on our ability to be a technology innovator, to continue to provide high quality solutions and protect and defend our brand names and trademarks, which we may not do successfully. We have not engaged in extensive direct brand promotion activities, and we may not successfully implement brand enhancement efforts in the future. Our products and services generally are branded and are likely associated with the overall experiences of a participant in the insurance economy, which is largely outside of our control. Any brand promotion activities we undertake may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, we may fail to attract new customers and partners or retain our existing customers and partners and our business and financial condition may be adversely affected. Any negative publicity relating to our employees, partners, or others associated with these parties, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our solutions and increased risk of losing market share to competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.

Our revenue growth rate in part depends on existing customers renewing and upgrading their contracts. A decline in our customer renewals and expansions could adversely impact our future results of operations.

Our customers have no obligation to renew their contracts for our solutions after the expiration of their contract periods, which may also be terminable on demand or on short notice, and our customers may choose not to renew contracts for a similar mix of solutions. Our customers’ renewal rates may fluctuate or decline based on a number of factors, including dissatisfaction, changes in clients’ spending levels, increased competition, changes in tax or data privacy laws or rules, prices of our services, the prices of services offered by our competitors, spending levels due to the macroeconomic environment or other factors, deteriorating general economic conditions, or legislative and regulatory changes. If our customers terminate or do not renew their contracts or reduce the solutions purchased under their contracts, our revenue could decline, and our business may be adversely impacted.

Our future success also depends in part on our ability to sell additional services to existing customers. If our efforts to sell our additional solutions to our customers are not successful, our revenue growth could decrease and our business, results of operations, and financial condition could be adversely impacted.

We face risks associated with the growth of our business in new use cases.

Historically, most of our revenue has been derived from sales relating to our offering of motor insurance brokerage services for use in connection with AI, and solutions around vehicle inspection and claims through the use of AI. In recent periods, we have increased our focus on AI for use in connection with customers’ vehicles and equipment. We plan to expand the use cases of our AI solutions, including those where we may have limited operating experience, and may be subject to increased business, technology, and economic risks that could affect our financial results. Entering new use cases and expanding in the use cases in which we are already operating with new AI will continue to require significant resources, and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to a new customer have often led to additional sales to the same client or similarly situated clients. To the extent we expand into and within new use cases that are heavily regulated, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While our strategy of building AI for use in connection with brokerage services and other use cases has proven successful in the past, it is uncertain we will achieve the same penetration and organic growth with respect to AI solutions for client vehicles and equipment or any other use cases that we pursue. Any failure to do so may harm our reputation, business, financial condition, and results of operations.

We rely heavily on direct sales to sell automobile insurance brokerage services.

We market and sell automobile insurance through a direct sales B2B2C model and we must expand our sales organization to increase our sales to new and existing customers. As of March 31, 2024, our sales and business development team consisted of 144 members. We expect to continue expanding our direct sales force, both domestically and internationally, particularly our direct sales organization focused on sales to large organizations. We also expect to dedicate significant resources to sales programs that are focused on these large organizations. Once a new customer begins using our services, our sales team will need to continue to focus on expanding use of our services by that customer, including increasing the number of AI solutions used by that customer across other use cases. All of these efforts will require us to invest significant financial and other resources. If we are unable to expand and successfully onboard our sales force at sufficiently high levels, our ability to attract new customers may be harmed, and our business, financial condition and results of operations could be adversely affected. In addition, we may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales programs are not effective. We have experienced turnover in our sales team members, which results in costly training and operational inefficiency. In order to increase our revenue, we expect we will need to further build our direct sales capacity. Additionally, our entry into any new markets and use cases will require us to develop appropriate internal sales capacity and to train our sales teams to effectively address these markets. If we are unsuccessful in these efforts, our ability to grow our business will be limited, and our business, results of operations, prospects, and financial condition will be adversely affected.

Our current system of direct sales may not prove effective in maximizing sales of our services and solutions. Our solutions are complex and certain sales can require substantial effort and outlay of cost and resources. It is possible that our sales team members will be unable or unwilling to dedicate appropriate resources to support those sales. If we are unable to develop and maintain effective sales incentive programs for our internal sales team members, we may not be able to incentivize these parties to sell our solutions to customers and, in particular, to large organizations. The loss of one or more of our sales team members in a given geographic area could harm our results of operations within that area, as sales team members typically require extensive training and take several months to achieve acceptable productivity.

Our growth strategy depends on continued investment in and around the delivery of innovative AI solutions. If we are unsuccessful in delivering the above mentioned AI solutions, it could adversely impact our results of operations and financial condition.

To address demand trends across the automotive insurance economy, we have focused on and plan to continue focusing on the growth and expansion of our AI solutions in the automotive insurance sector. This growth strategy has required and will continue to require a considerable investment of technical, financial and sales resources. These investments may not result in an increase in revenues and we may not be able to scale such investments efficiently, or at all, to meet customer demand and expectations. Our focus on our AI business may increase our costs in any given period and may be difficult to predict over time.

Our AI service arrangements also contain service level agreement clauses which may include penalties for matters such as failing to meet stipulated service levels. The consequences in such circumstances could include monetary credits for current or future service engagements, reduced fees for additional product sales, cancellations of planned purchases and a customer’s refusal to pay their contractually-obligated fees. Should these penalties be triggered, our results of operations may be adversely affected. Furthermore, any factor adversely affecting sales of our solutions, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could have a material adverse effect on our business, financial condition, and results of operations. Additionally, the entry into new markets or the introduction of new features, functionality or applications beyond our current markets and functionality may not be successful. If we invest in the development of new products, we may not recover the “up-front” costs of developing and marketing those products, or recover the opportunity cost of diverting management, technical and financial resources away from other development efforts. If we are unable to successfully grow our AI business and navigate our growth strategy in light of the foregoing uncertainties, our reputation could suffer and our results of operations may be impacted, which may cause our stock price to decline.

Changes in the automotive insurance industry, including the adoption of new technologies, such as autonomous vehicles, may significantly impact our results of operations.

Aspects of our business, and our customers’ businesses, which our products and services support, can be impacted by events in automotive insurance which are beyond our control. Certain trends in the automotive industry, including the continued adoption of semi-autonomous or autonomous vehicles and the advent of improved automotive safety features, may potentially impact the future market for, and operations of, the automotive insurance industry. While the impacts and timing of these changes are currently unknown, if this has an adverse impact on the automotive insurance industry, it could have an adverse impact on our future results of operations.

Our customers may defer or forgo purchases of automobiles in the event of weakened global economic conditions or political transitions, which in turn will affect purchases of our products or services.

Our financial performance depends, in part, on the state of the economy. Declining levels of economic activity may lead to declines in spending in the industries we serve, which may result in decreased revenue for us. Concerns about the strength of the economy may slow the rate at which businesses are willing to enter into new contractual arrangements, potentially including those for our solutions. If our customers and potential customers experience financial hardship as a result of a weakened economy, industry consolidation, or other factors, the overall demand for our solutions could decrease. If economic conditions worsen, our business, results of operations, and financial condition could be adversely impacted.

Global events such as the imposition of various trade tariffs by the U.S. and China, the COVID-19 pandemic, the Russia-Ukraine and Israel-Hamas conflicts have created and may continue to create economic uncertainty, including inflationary pressures, in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Moreover, during challenging economic times, our customers may be unable to timely access sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an allowance for doubtful accounts, which would adversely affect our financial results. A substantial downturn in the insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying, or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy in the U.S., the U.K., E.U. and India, including conditions resulting from financial and credit market fluctuations, could decrease corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.

Macroeconomic factors impacting the principal industries we serve could adversely affect our product adoption, usage, or average selling prices.

We expect to continue to derive most of our revenue from brokerage services and AI services we provide to the automotive industry, automotive insurance industry and supporting economy, including the automotive collision and OEM industries. Given the concentration of our business activities in this industry, we will be particularly exposed to certain economic downturns affecting the automotive and insurance industries. Global market and economic conditions, as well as those in the U.S., the U.K., E.U. and India, have been, and continue to be, disrupted and volatile. General business and economic conditions that could affect us and our customers include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our solutions, including the delay or cancellation of current or anticipated projects, or could present difficulties in collecting accounts receivable from our customers due to their deteriorating financial condition. Our existing customers may be acquired by or merged into other entities that use our competitors’ products, or they may decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company that has a poor economic outlook or is closed.

We face competition in our market, which could negatively impact our business, results of operations, and financial condition and cause our market share to decline.

The market for our solutions is competitive. The competitors we face in any sale opportunity may change depending on, among other things, the line of business purchasing the service, the service being sold, the geography in which the customer is operating, and the size of the customer to which we are selling. These competitors may compete on the basis of price, the time and cost required for implementation, custom development, or unique product features or functions. Outside of our key markets, we are more likely to compete against vendors that may differentiate themselves based on local advantages in language, market knowledge, and content applicable to that jurisdiction.

As we expand our product portfolio, we may begin to compete with software and technology providers that we have not competed against previously and whose technology and applications may, in time, become more competitive with our offerings.

We expect the intensity of competition to remain high in the future, as the amount of capital invested in current and potential competitors, including insurance technology companies, has increased significantly in recent years. As a result, our competitors or potential competitors may develop improved product or sales capabilities, or even a technology breakthrough that disrupts our market. Continuing intense competition could result in increased pricing pressure, increased sales and marketing expenses, or greater investments in research and development, each of which could negatively impact our profitability. Current and potential competitors may be able to devote greater resources to, or take greater risks in connection with, the development, promotion, and sale of their products than we can devote to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs, thus leading to their wider market acceptance. We may not be able to compete effectively, and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenue and profitability.

In addition, the insurance industry is evolving rapidly, and we anticipate the market for edge-based and cloud-based AI solutions will become increasingly competitive. If our current and potential customers move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services either comparable to or better suited than ours to address the demand for such cloud-based AI solutions, which could reduce demand for our offerings. To compete effectively we will likely be required to increase our investment in research and development, as well as the personnel and third-party services required to improve reliability and lower the cost of delivery of our cloud-based solutions. This may increase our costs more than we anticipate and may adversely impact our results of operations.

Our current and potential competitors may also establish cooperative relationships among themselves or with third parties to further enhance their resources and offerings. Current or potential competitors may be acquired by other vendors or third parties with greater available resources. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, to devote greater resources to the promotion or sale of their products and services, to initiate or withstand substantial price competition, or to take advantage of emerging opportunities by developing and expanding their product and service offerings more quickly than we can. Additionally, they may hold larger portfolios of patents and other intellectual property rights as a result of such relationships or acquisitions. If we are unable to compete effectively with these evolving competitors for market share, our business, results of operations, and financial condition could be materially and adversely affected.

If we are unable to develop, introduce and market new and enhanced versions of our services and products, we may be put at a competitive disadvantage and our operating results could be adversely affected.

As technology continues to develop at a rapid pace, both within the automotive insurance economy and more broadly across the insurance ecosystem, the possibility of the development of technological advancements made by other firms will increase. If we are unable to internally develop or acquire suitable alternatives to such developments or otherwise deploy competitive offerings our business and growth opportunities may be challenged. Additionally, certain automotive insurance ecosystem customers may seek to develop internal solutions which could potentially compete with our related offerings. Technologies such as enhanced modeling, AI and machine learning technology may offer certain firms, including insurance carriers, the opportunity to make rapid advancements in the development of tools which may impact the industry broadly.

New products utilize and will continue to be based on AI technologies in the future. As such, the market acceptance of AI-based solutions is critical to our continued success. In order for cloud-based AI solutions to be widely accepted, organizations must overcome any concerns with placing sensitive information on a cloud-based platform. Furthermore, our ability to effectively market and sell AI-based solutions to customers is partly dependent upon the pace at which enterprises undergo digital transformation. Additionally, as technologies continue to become more integrated with AI technologies generally, governments may implement data privacy and AI regulations with which we will need to comply, and which may result in the incurrence of additional costs and expenses.

We expect that the needs of our customers will continue to rapidly change and increase in complexity and we will need to improve the functionality and performance of our platform continually to meet these demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of enterprise AI solutions in general or on our platform in particular, our business operations, financial results, and growth prospects may be materially and adversely affected.

Our sales and implementation cycles can be lengthy and variable, depend upon factors outside our control, and could cause us to expend significant time and resources prior to generating revenue.

Sales cycles for some of our solutions are complex and can be lengthy and unpredictable, requiring pre-purchase evaluation by a significant number of employees in our customers’ organizations, and can involve a significant operational decision by our customers. Our sales efforts involve educating our customers about the use and benefits of our solutions, including in the technical capabilities and the potential cost savings achievable by organizations using our solutions. For larger business opportunities, such as converting a new automotive insurance customer, customers undertake a rigorous pre-purchase decision-making and evaluation process which typically involves due diligence and reference checks. We invest a substantial amount of time and resources in our sales efforts without any assurance that our efforts will produce sales. Even if we succeed at completing a sale, we may be unable to predict the size or term of an initial AI-based arrangement until very late in the sales cycle. In addition, we sometimes commit to include custom functions in our base product offering at the request of a customer or group of customers. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain time frames in which systems built around our solutions will be operational, or that once implemented our solutions will be able to meet certain operational requirements. Our ability to meet such time frames and requirements may involve factors that are outside of our control, and failure to meet such time frames and requirements could result in us incurring penalties, costs and/or additional resource commitments, which could adversely affect our business and results of operations.

Unexpected delays and difficulties can occur as customers implement and test our solutions. Solutions can involve integration with our customers’ and third-party’s systems as well as the addition of customer and third-party data to our platform. This process can be complex, time-consuming, and expensive for our customers and can result in delays in the implementation of our solutions, which could adversely affect our business, results of operations and financial condition. Time-consuming efforts such as client setups, training and transition of systems may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs for these services. These types of changes can also result in a shift in the timing of the recognition of revenue which could adversely affect results of operations and financial condition. The timing of when we sign a large contract can materially impact our results of operations for the period and can be difficult to predict.

Developing significant revenue streams derived from our current research and development efforts may take several months or years, or may not be achieved at all.

Developing AI solutions is time consuming and costly, and investment in product development may involve a long payback cycle. Our future plans include significant investments to develop, improve and expand the functionality of our solutions, which we believe is necessary to maintain our competitive position. However, we may not recognize significant revenue from these investments for several months or years, or the investments may not yield any additional revenue.

There are limited key underwriting carrier partners in our insurance markets, and we may not be able to find suitable replacements for our existing carriers in the event such replacements become necessary.

Roadzen works with a limited number of carriers in the U.S., India, the U.K. and E.U. for its automobile insurance products, and there is a risk that if one or more of the carriers becomes impaired or terminates its relationship with Roadzen that Roadzen’s revenues and profitability may be adversely affected. If a carrier partner relationship terminates or there is loss of strategic support or alignment, we may be unable to transition to a new relationship without disruption, increased cost, lost profits, or lost market share, or a combination of the foregoing.

We derive a large portion of our revenue from commissions on the sale of automotive insurance products in India, the U.K. and E.U. If a carrier were to experience liquidity problems or other financial (such as rating agency downgrades) or operational difficulties, we could encounter business disruptions as a result, and our results of operations may suffer.

Sales to customers or operations outside the U.S., India and the U.K./E.U. may expose us to risks inherent in international sales.

Historically, transactions occurring outside of the three core markets, the U.S., India, and the U.K./E.U., have represented a small portion of our overall processed transactions. However, we intend to continue to expand our international sales efforts. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in these three core markets. Because of our limited experience operating outside these three markets, our international expansion efforts outside of these three core markets may not be successful. We may rely heavily on third parties outside of the three core markets, and as a result we may be adversely impacted if we invest time and resources into such business relationships but do not see significant sales from such efforts. Potential risks and challenges associated with sales to customers and operations outside of our core markets include, but are not limited to:

•
compliance with multiple conflicting and changing governmental laws and regulations, including employment, tax, money transmission, privacy, and data protection laws and regulations;
•
increased travel, real estate, infrastructure, legal and compliance costs associated with international operations;
•
laws and business practices favoring local competitors;
•
new and different sources of competition;
•
new integrations for international technology platforms;
•
localization of our solutions, including translation into foreign languages, obtaining and maintaining local content, and customer care in such languages;
•
treatment of revenue from international sources and changes to tax rules, including being subject to foreign tax laws and liability for paying withholding or other taxes in foreign jurisdictions;
•
fluctuation of foreign currency exchange rates;
•
greater difficulty collecting accounts receivable, longer sales and payment cycles, and different pricing environments;
•
challenges inherent in efficiently managing, and increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;
•
restrictions on the transfer of funds;
•
inconsistent or irregular availability of reliable Internet connectivity in areas targeted for expansion;
•
limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents, or obtaining necessary intellectual property licenses from third parties;
•
natural disasters, acts of war, terrorism, pandemics, or security breaches;
•
import and export license requirements, tariffs, taxes and other trade barriers;
•
compliance with sanctions laws and regulations, including those administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury;
•
compliance with various anti-bribery and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act (“UKBA”); and
•
regional or national economic and political conditions.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these factors could negatively impact our business, results of operations, financial condition, and growth prospects.

We may experience fluctuations in foreign currency exchange rates that could adversely impact our results of operations.

Our business has a substantial international focus, and our international sales are denominated in foreign currencies. These non-U.S. revenues could be materially affected by currency fluctuations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We typically collect revenue and incur costs in the currency of the location in which we provide our solutions and services, but our long-term contracts with customers make it difficult for us to predict if our operating activities will provide a natural hedge in the future or as we expand internationally. We currently do not have any foreign currency hedging agreements or arrangements. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Moreover, significant, and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue and operating income, which could have an adverse effect on our stock price. As we expand internationally, we will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue or results of operations.

If we do not continuously develop AI that is compatible with third-party hardware, software, and infrastructure, including the many evolving insurance industry standards, our ability to introduce and sell new services could be adversely affected.

In order to support customers’ adoption of our services, we develop AI that is compatible with a wide variety of hardware, software and other technology infrastructure. Not only must we ensure our AI is compatible with applications and technologies developed by our partners and vendors, but we must also ensure that our AI can interface with third-party hardware, software, or other technology infrastructure that our customers may choose to adopt. To the extent that a third party were to develop AI applications that compete with ours, that provider may choose not to support our solution. In particular, our ability to accurately anticipate evolving insurance standards and ensure that our AI application comply with these standards in all relevant respects is critical to the functionality of our services. Any failure of our AI to be compatible or comply with the hardware, software, or infrastructure — including insurance standards — utilized by our customers could prevent or delay their implementation of our AI and require costly and time-consuming engineering changes. Additionally, if an insufficient number of reinsurers or subscribers adopt the standards to which we design our AI, our ability to introduce and sell subscriptions to our customers could be harmed.

The competitive position of our AI depends in part on its ability to operate with a wide variety of data sources and infrastructure, and if we are not successful in maintaining and expanding the compatibility of our solutions with such data sources and infrastructure, our business, financial condition, and results of operations could be adversely impacted.

The competitive position of our AI depends in part on its ability to operate with a wide array of physical sensors and devices — including devices manufactured by third parties, other software and database technologies, and communications, networking, computing, and other infrastructure. As such, we must continuously modify and enhance our AI to be compatible with evolving hardware, software, and infrastructure that are used by our current and potential partners, vendors, and customers. In the future, one or more technology companies may choose not to support the interoperation of their hardware, software, or infrastructure with solutions such as ours, or our solutions may not otherwise support the capabilities needed to operate with such hardware, software, or infrastructure. We intend to facilitate the compatibility of our AI with a wide variety of hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and results of operations could be adversely impacted.

We rely on data, technology, and intellectual property of third parties and our solutions rely on information generated by third parties. Any interruption of our access to such information, technology, and intellectual property could materially harm our operating results.

We use data, technology, and intellectual property licensed from unaffiliated third parties in certain of our products, and we may license additional third-party data, technology, and intellectual property in the future. Any errors or defects in this third-party data, technology, and intellectual property could result in errors that could adversely impact our brand and business. In addition, licensed data, technology, and intellectual property may not continue to be available on commercially reasonable terms, or at all. The loss of the right to license and distribute this third-party data, technology, and intellectual property could limit the functionality of our products and might require us to redesign our products. Our success depends significantly on our ability to provide our customers access to data from many different sources, including, for example, parts-related data for purposes of repair estimation. We obtain much of our data about vehicle parts and components and collision repair labor and costs through license agreements with third parties who may be sole-source suppliers of that data.

If one or more of our licenses are terminated, if our licenses are subject to material price increases, or if we are unable to renew one or more of these licenses on favorable terms or at all, we may be unable to access necessary information without incurring additional costs or, for instance in the case of information licensed from sole-service suppliers, unable to access alternative data sources that would provide comparable information. While we do not believe that our access to many of the individual sources of data is material to our operations, prolonged industry-wide price increases or reductions in data availability could make receiving certain data more difficult and could result in significant cost increases, which could materially harm our operating results.

Our solutions or products or our third-party cloud providers have experienced in the past, and could experience in the future, data security breaches, which could adversely impact our reputation, business, and ongoing operations.

As a software business, we face risks of cyber-attacks, including ransomware and phishing attacks, social engineering attacks, computer break-ins, theft, fraud, misappropriation, misuse, denial-of-service attacks, and other improper activity that could jeopardize the performance of our platform and solutions and expose us to financial and reputational impact and legal liability, especially with regards to regulators such as the FTC, which has become increasingly aggressive in prosecuting alleged failure to secure personal data as unfair and deceptive acts or practices under the Federal Trade Commission Act the (“FTC Act”). In addition, each of Global Insurance Management Limited and National Automobile Club may be subject to additional cyber-security risks, borne of existing systems-wide vulnerabilities, that could jeopardize the performance of their platforms and expose us to similar financial and reputational impact and legal liability, especially with regards to regulators such as the FTC.

Furthermore, such adverse impact could be in the form of theft of our or our customers’ confidential information, the inability of our customers to access our systems, or the improper re-routing of customer funds through fraudulent transactions or other frauds perpetrated to obtain inappropriate payments and may result from accidental events (such as human error) or deliberate attacks. To protect the information we collect and our systems, we have implemented and maintain commercially reasonable security measures and information security policies and procedures informed by requirements under applicable law and recommended practices, in each case, as applicable to the data collected, but we cannot be sure that such security measures will be sufficient. In some cases, we must rely on the safeguards put in place by third parties to protect against security threats. These third parties, including vendors that provide products and services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. Our network of business application providers could also be a source of vulnerability to the extent their business applications interface with ours, whether unintentionally or through a malicious backdoor. We cannot, in all instances, review the software code included in third-party integrations. Although we vet and oversee such vendors, we cannot be sure such vetting and oversight will be sufficient. We also exercise limited control over these vendors, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these vendor technologies and information services or our own systems could negatively impact our relationships with partners and adversely affect our business and could expose us to liabilities. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, generally are not recognized until launched against a target, and may be difficult to detect for long periods of time, we or these third parties may be unable to anticipate these techniques or to implement adequate preventative measures. With the increasing frequency of cyber-related fraud to obtain inappropriate payments, we need to ensure our internal controls related to authorizing the transfer of funds are adequate. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cybersecurity. Any of these occurrences could create liability for us, put our reputation in jeopardy, and adversely impact our business.

Our customers provide us with information that our solutions store, some of which is sensitive and/or confidential information about them or their financial transactions. In addition, we store personal information about our employees and, to a lesser extent, those who purchase products or services from our customers. We have security systems and information technology infrastructure designed to protect against unauthorized access to and disclosure of such information. The security systems and infrastructure we maintain may not be successful in protecting against all security breaches and cyber-attacks, including ransomware and phishing attacks, social-engineering attacks, computer break-ins, theft, fraud, misappropriation, misuse, denial-of-service attacks, and other improper activity. Threats to our information technology security can take various forms, including viruses, worms, and other malicious software programs that attempt to attack our solutions or platform or to gain access to the data of our customers or their customers. Non-technical means, for example, actions or omissions by an employee or trespasser, can also result in a security breach. Any significant violations of data privacy could result in the loss of business, litigation, regulatory fines or investigations, loss of customers, and penalties that could damage our reputation and adversely affect the growth of our business. It is possible, however, that claims could be denied or exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may negatively impact our customer relationships, market acceptance of our solutions, including unrelated solutions, or our reputation and business.

We may not be able to prevent or address the misappropriation of Roadzen-owned data.

From time to time, third parties may misappropriate our data through website scraping, bots, or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites or mobile apps may misappropriate data and attempt to imitate our brand or the functionality of our website or our mobile app. If we become aware of such websites or mobile apps, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites or mobile apps in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations.

In some cases, our available remedies may not be adequate to protect us against the effect of the operation of such websites or mobile apps. Regardless of whether we can successfully enforce our rights against the operators of these websites or mobile apps, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations, or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

Real or perceived failures in our solutions, an inability to meet contractual service levels, or unsatisfactory performance of our services, could adversely affect our business, results of operations and financial condition.

Because we offer solutions that operate in complex environments, undetected or other errors or failures may exist or occur, which may lead to unsatisfactory performance of our services resulting in termination of our contracts, especially when solutions are first introduced or when new versions are released, implemented, or integrated into other systems. Our solutions are often used in environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our solutions or may expose undetected errors, failures, or bugs in our solutions. Despite testing by us, we may not identify all errors, failures or bugs in new solutions or releases until after commencement of commercial sales or installation. In the past, we have discovered errors, failures, and bugs in some of our solutions after their introduction. We may not be able to fix errors, failures, and bugs without incurring significant costs or an adverse impact to our business. The occurrence of errors in our solutions or the detection of bugs by our customers may damage our reputation in the market and our relationships with our existing customers, and as a result, we may be unable to attract or retain customers. We believe that our reputation and name recognition are critical factors in our ability to compete and generate additional sales. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions and services. The failure to do so may result in the loss of, or delay in, market acceptance of our solutions and services, which could adversely impact our sales, results of operations and financial condition.

The license and support of our software creates the risk of significant liability claims against us. Our IaaS arrangements and licenses with our customers contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such agreements may not be enforced as a result of international, federal, state and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability, or injunctive relief resulting from such claims, could adversely impact our results of operations and financial condition.

Any disruption of our Internet connections, including to any third-party cloud providers that host any of our websites or web-based services, could affect the success of our IaaS solutions.

Any system failure, including network, software, or hardware failure, that causes an interruption in our network or a decrease in the responsiveness of our website or our IaaS solutions could result in reduced user traffic, reduced revenue and potential breaches of our IaaS arrangements. Continued growth in Internet usage could cause a decrease in the quality of Internet connection services. Websites have experienced service interruptions as a result of outages and other delays occurring throughout the worldwide Internet network infrastructure. In addition, there have been several incidents in which individuals have intentionally caused service disruptions of major websites. If these outages, delays, or service disruptions occur frequently in the future, usage of our web-based services could grow more slowly than anticipated or decline and we may lose customers and revenue.

If the third-party cloud providers that host any of our websites or web-based services were to experience a system failure, the performance of our websites and web-based services, including our IaaS solutions, could be adversely impacted. Currently, we utilize third-party cloud providers to host our websites and web-based services. Any disruption of, or interference with, our use of these third-party cloud providers could impair our ability to deliver our solutions to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers and adverse impact to our operations and our business. In general, third-party cloud providers are vulnerable to damage from fire, floods, earthquakes, acts of terrorism, war or political upheaval, power loss, telecommunications failures, electronic intrusion attempts from both external and internal sources, and similar events. If we decided to switch cloud providers or consolidate cloud providers for any reason, it may require significant resources to execute the resulting migrations.

The controls implemented by our current or future third-party cloud providers may not prevent or timely detect system failures and we do not control the operation of third-party cloud providers that we use. Any changes in service levels by our current or future third-party cloud providers could result in loss or damage to our customers’ stored information and any service interruptions at these third-party cloud providers could hurt our reputation, cause us to lose customers, adversely impact our ability to attract new customers or subject us to potential liability. Our current or future third-party cloud providers could decide to close their facilities without adequate notice. In addition, financial difficulties, such as bankruptcy, faced by our current or future third-party cloud providers, or any of the service providers with whom we or they contract, may have negative effects on our business. If our current or future third-party cloud providers are unable to keep up with our growing needs for capacity or any spikes in customer demand, it could have an adverse effect on our business. Our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. Additionally, systems redundancies and disaster recovery and business continuity plans may not be sufficient to overcome the failures of third-party providers hosting our IaaS solutions.

In addition, our users depend on Internet service providers, online service providers and other website operators for access to our website. These providers could experience outages, delays, and other difficulties due to system failures unrelated to our systems. Any of these events could adversely impact our business, results of operations and financial condition.

We may acquire or invest in companies, or pursue business partnerships, which may divert our management’s attention or result in dilution to our shareholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments, or partnerships.

We expect to continue to grow, in part, by making targeted acquisitions in addition to our organic growth strategy. Our business strategy includes the potential acquisition of shares or assets of companies with businesses complementary to ours, both domestically and globally. Our strategy also includes alliances with such companies. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity.

In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plans, or retain existing customers or sell acquired products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or to issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders and newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. With respect to Global Insurance Management Limited, which we acquired on June 30, 2023, and with respect to National Automobile Club, which we acquired on June 6, 2023, given the complexity of such businesses and multiplicity of the jurisdictions and regulators, the integration of each of Global Insurance Management Limited and National Automobile Club into the growing business of Roadzen will put stress on the current management and limited resources of Roadzen. As such, among other things, we will need to recruit additional talent and resources to supplement current management resources and operational bandwidth of Roadzen. There can be no assurances that we will find adequate personnel with the appropriate level of knowledge and experience for such assimilation or integration. Further, the challenge to management will be further stressed as a result of the combined company becoming a public company as is stated elsewhere in this Annual Report. Such challenges could adversely affect the business, operations and financial condition of the combined company. Additionally, in the year ended March 31, 2022, we acquired contractual control of four of our subsidiaries in India, including Peoplebay Consultancy Services Private Limited and FA Events and Media Private Limited, with the right to acquire shares from the shareholders of such entities.

Additionally, the assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. As a result, we may not achieve some or any of the benefits, including anticipated synergies or accretion to earnings, that we expect to achieve in connection with our acquisitions, we may not accurately anticipate the fixed and other costs associated with such acquisitions, or the business may not achieve the performance we anticipate, any of which may materially adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as our stock price. Further, if we fail to achieve the expected synergies from our acquisitions and alliances, we may experience impairment charges with respect to goodwill, intangible assets, or other items, particularly if business performance declines or expected growth is not realized. Any future impairment of our goodwill or other intangible assets could have an adverse effect on our financial condition and results of operations. No assurance can be given regarding the accuracy or reasonability of such projections and assumptions. No assurance can be given that we may be able to achieve some or all such benefits, economies of scale or synergies that we expect to achieve in connection with these acquisitions, including achieving accretion to earnings, achieving fixed and other costs associated with such acquisitions, or achieving the anticipated performance. Any failure to achieve such benefits, economies of scale or synergies or unanticipated challenges we may face in such integration would adversely affect our business, prospects, financial condition, results of operations and cash flows, as well as our stock price. Further, such failure would result in impairment charges with respect to goodwill, intangible assets, or other items, particularly if business performance declines or expected growth is not realized.

Further, following an acquisition or the establishment of an alliance offering new solutions, we may be required to defer the recognition of revenue that we receive from the sale of solutions that we acquired or that result from the alliance, or from the sale of a bundle of solutions that includes such new solutions. In addition, our ability to maintain favorable pricing of new solutions may be challenging if we bundle such solutions with sales of existing solutions. A delay in the recognition of revenue from sales of acquired or alliance solutions, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins, and may reduce the benefits of such acquisitions or alliances.

Additionally, competition within the insurance industry for acquisitions of businesses, technologies and assets has been, and is expected to continue to be, intense. Acquisitions could become the target of regulatory reviews, which could lead to increased legal costs, or could potentially jeopardize the consummation of the acquisition. As such, even if we are able to identify an acquisition that we would like to pursue, the target may be acquired by another strategic buyer or financial buyer such as a private equity firm, or we may otherwise not be able to complete the acquisition on commercially reasonable terms, if at all.

If we are unable to achieve and sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, financial condition, and results of operations could be adversely affected.

We actively monitor and manage our cash and cash equivalents so that sufficient liquidity is available to fund our operations and other corporate purposes. In the future, increased levels of liquidity may be required to adequately support our operations and initiatives and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences, including reduced investment in our platform development, difficulties in executing our business plan and fulfilling our obligations, and other operational challenges. Any of these developments could adversely affect our business, financial condition, and results of operations.

We are subject to key person risk because we rely on the expertise of our CEO, senior management team, and other key employees. If we are unable to attract, retain, or motivate key personnel or hire qualified personnel, our business may be severely impacted.

Our success depends on the ability to attract, retain, and motivate a highly skilled and diverse management team and workforce. Our CEO is an integral part of the Roadzen brand and his departure would likely create difficulty with respect to both the perception and execution of our business. Additionally, the loss of a member of our senior management team, specialized experts or key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. We rely on a small number of highly specialized experts, the loss of any one of whom could have a disproportionate impact on our business. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Moreover, if and when our stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation.

Our inability to ensure that the Company has the depth and breadth of management and personnel with the necessary skills and experience could impede our ability to deliver growth objectives and execute our operational strategy. As we continue to expand and grow, we will need to promote or hire additional staff, and it may be difficult to attract or retain such individuals in a timely manner and without incurring significant additional costs. Furthermore, several members of our management team were hired recently. If we are not able to integrate these new team members or if they do not perform adequately, our business may be harmed.

If we cannot maintain our company culture as we grow, our success and our business and competitive position may be harmed.

We believe that our success to date has been driven in large part by our company’s cultural principles of focusing on customer success, building for the long term, adopting a growth mindset, being inclusive and winning as a team. As the Company grows and develops the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As a result, if we fail to maintain our company culture, our business and competitive position may be harmed.

We typically provide service-level commitments under our subscription agreements. Failure to meet these contractual commitments could lower our revenue and harm our business, financial condition, and results of operations.

Our subscription agreements typically contain service-level commitments, and our agreements with larger customers may carry higher service-level commitments than those provided to customers generally. If we are unable to meet the stated service-level commitments, including failure to meet the service requirements under our subscription agreements, we may face subscription terminations and a reduction in renewals, which could significantly affect both our current and future revenue. We offer multiple tiers of subscriptions to our products and, as such, our service-level commitments will increase if more customers choose higher tier subscriptions. Any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition, and results of operations.

Roadzen is exposed to interest rate risk through the course of our normal operations. Rising interest rates could have a negative impact on our cash flows as interest expense would likely increase on any debt undertaken.

Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to the interest rate, which impacts the fair value of our liabilities as well as interest rate risks associated with any investments made in fixed income securities.

We may need to raise additional funding to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product development efforts or other operations.

Since our inception, substantially all of our resources have been dedicated to the development of our core technology and product platforms. We believe that we will continue to expend substantial resources for the foreseeable future as we build and enhance our capabilities and commercialize our products. These expenditures are expected to include costs associated with research and development, as well as marketing and selling existing and new products. These expenditures are expected to include working capital, costs of acquiring and building out new facilities, and the cost of attracting and retaining a skilled labor force. In addition, other unanticipated costs may arise.

As of March 31, 2024, we had cash and cash equivalents of approximately $11.2 million. During the period ended March 31, 2024, the Company incurred a net loss of approximately $99.9 million and had cash flows used in operating activities of approximately $15.4 million.

Our business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. To date, we have been funded primarily by equity and debt financings, including the issuance of redeemable convertible preferred stock.

Based on our history of losses, we do not expect that we will be able to fund our longer-term capital and liquidity needs to execute our business plan and pursue our strategic goals through our cash balances and operating cash flows alone. To fund our longer-term capital and liquidity needs, we expect we will need to secure additional capital. However, our business plan and financing needs are subject to change depending on, among other things:

•
the number and characteristics of any additional products we develop or acquire to serve new or existing markets;
•
the scope, progress, results and costs of researching and developing future products or improvements to existing products;
•
the expenses associated with our sales and marketing initiatives;
•
our investment to expand our service offerings;
•
the costs required to fund domestic and international growth;
•
any lawsuits, arbitration, or other legal proceedings related to our products or commenced against us;
•
the expenses needed to attract and retain skilled personnel;
•
the costs associated with being a public company;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and
•
the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

We may obtain future additional funds through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to shareholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than ordinary shares, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans and we may be required to delay, limit, reduce or terminate our manufacturing, research and development activities, growth and expansion plans, establishment of sales and marketing capabilities or other activities that may be necessary or desirable to generate revenue and achieve profitability.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage a public company such as Roadzen that will be subject to significant regulatory oversight and reporting obligations under U.S. securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. In addition, each of Global Insurance Management Limited and National Automobile Club may also have inadequate internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs may increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for it to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

The current conflicts between Ukraine and Russia and between Israel and Hamas have exacerbated market instability and disrupted the global economy.

The current conflicts between Ukraine and Russia and between Israel and Hamas have caused uncertainty about economic and political stability, increasing volatility in the credit and financial markets, and disrupting the global economy. The U.S., the E.U., and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. These sanctions and export controls may also contribute to higher oil and gas prices and inflation, which could reduce demand in the global automotive sector and therefore reduce demand for our solutions. There is also a risk that Russia, as a retaliatory action to sanctions, may launch cyberattacks against the U.S., the E.U., or other countries or their infrastructures and businesses. Additional consequences of the conflict may include diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and various shortages and supply chain disruptions. While we do not currently directly rely on goods or services sourced in Russia or Ukraine and thus have not experienced any direct disruptions, we may experience indirect disruptions in our supply chain. Any of the foregoing factors, including developments or effects that we cannot yet predict, may adversely affect our business, results of operations, and financial condition.

Risks Relating to Regulatory and Legal Matters

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

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, it may be subject to penalty and our business may be harmed.

As a managing general agency/underwriter in the U.K./E.U. market, and an insurance broker in India, we operate in a highly regulated environment for our insurance product distribution and face risks associated with compliance requirements, some of which cause us to make judgment calls that could have an adverse effect on us.

The insurance broking industry in which we operate is subject to extensive regulation. We are subject to regulation and supervision both federally and in each applicable local state or provincial jurisdiction as per the particular geography. In general, these regulations are designed to protect members, policyholders, and insureds and to protect the integrity of the financial markets, rather than to protect shareholders or creditors. Our ability to conduct business in these jurisdictions depends on our compliance with the rules and regulations promulgated by federal and state or provincial regulatory bodies and other regulatory authorities. Maintaining compliance with rules and regulations is often complex and challenging, and it sometimes requires us to make a judgment call regarding the level of risk associated with a requirement, which could have an adverse effect on us.

There can be no assurance that we will be able to adapt effectively and timely to any changes in law. A failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, can result in actions by regulators, potentially leading to penalties and enforcement actions, and in extreme cases, revocation of an authority to do business in one or more jurisdictions. This could result in adverse publicity and potential damage to our brand and reputation in the marketplace. In addition, we could face lawsuits by members, insureds, and other parties for alleged violations of these laws and regulations.

State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority. In India, the Insurance Regulatory and Development Authority (“IRDAI”), the FCA, and, in the U.S., state insurance regulators and the National Association of Insurance Commissioners continually review existing laws and regulations, some of which affect our business. These supervisory agencies regulate many aspects of the insurance business, including the licensing of insurance brokers and agents and other insurance intermediaries; the handling of third-party funds held in a fiduciary capacity; and trade practices, such as marketing, advertising, and compensation arrangements entered into by insurance brokers and agents. Individuals who engage in the solicitation, negotiation, or sale of insurance, or provide certain other insurance services, generally are required to be licensed individually. Insurance laws and regulations govern whether licensees may share commissions with unlicensed entities and individuals. We believe that generally any payments we make to third parties are in compliance with applicable laws. However, should any regulatory agency take a contrary position and prevail, we will be required to change the manner in which we pay fees to individuals and entities for placing insurance policies through us.

In India, insurance brokers are required to comply with various regulatory requirements as prescribed under the Insurance Act, 1938, the Insurance Regulatory and Development Authority Act, 1999 and the relevant rules and regulations thereunder, each as amended from time to time (collectively, “Indian Insurance Broker Laws”). Because of the complexities of the Indian Insurance Broker Laws, we have had prior experiences with lapses in filings or disclosures in compliance with the Indian Insurance Broker Laws. While past lapses could be attributed to technical lapses and human errors, we are setting up a system to track and monitor compliance with the regulatory requirements under applicable laws. Currently, although there are no notices or penalty imposed by IRDAI in respect of such lapses, such lapses could result in actions by IRDAI, potentially leading to penalties and enforcement actions, which in extreme cases, among things, could lead to revocation of license to operate as a licensed insurance broker. In determining the penalties, the discretion of the regulatory agencies in imposing penalties is generally guided by facts and circumstances of a specific case, particularly, the gravity of the violation and the bona fide of the parties involved. There can be no assurance that the penalties imposed by the regulator while regularizing such past lapses will not adversely affect our business or financial conditions.

We may be subject to periodic inspections by IRDAI for our insurance broker in India. In the event that we are unable to comply with the observations made by the IRDAI or comply with IRDAI’s directions at any time in the future, we could be subject to penalties and restrictions which may be imposed by the IRDAI. Imposition of any penalty or adverse finding by the IRDAI during any future inspection may have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

We cannot assure you that we will not be subject to any adverse regulatory actions by regulators in the future. The costs of compliance may be high, which may affect our profitability. If we are unable to comply with any such regulatory requirements, our business and results of operations may be materially and adversely affected.

Regulatory review or the issuance of interpretations of existing laws and regulations may result in the enactment of new laws and regulations that could adversely affect our operations or our ability to conduct business profitably. It is difficult to predict whether, and to what degree, changes resulting from new laws and regulations will affect the industry or our business.

The U.S. federal government or independent standards organizations may implement significant regulations or standards that could adversely affect our ability to produce or market our products.

Our products transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communications Commission ("FCC"), as well as other federal and state agencies. Further, to the extent our AI requires the use of electronic logging devices ("ELDs"), they are subject to regulation by the Federal Motor Carrier Safety Administration ("FMCSA") and may be subject to similar regulations in other countries in which they are used. Among other challenges, compliance with ELD regulations often requires reading and interpreting diagnostic information from commercial motor vehicle engines, which can prove challenging given the diversity of commercial motor vehicles in our customers’ fleets, the continuous release of vehicles of new makes, models, and years with potentially different diagnostic communication protocols, and the lack of standardization of diagnostic communication protocols across OEMs. Our ability to design, develop and sell our products will continue to be subject to these rules and regulations, as well as many other federal, state, local and foreign rules, and regulations, for the foreseeable future.

The implementation of unfavorable regulations or industry standards, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected products to become impractical, or otherwise adversely affect our ability to produce or market our solution. The adoption of new industry standards applicable to our products may require us to engage in rapid product development efforts that would cause us to incur higher expenses than we anticipated. In some circumstances, we may not be able to comply with such standards, which could materially and adversely affect our ability to generate revenues through the sale of our products.

We may in the future become a party to litigation, which could result in damage to our reputation and harm our future results of operations.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Litigation might result in substantial costs and may divert management’s attention and resources, which might harm our business, financial condition, and results of operations. While we believe that we can partially mitigate the risk and severity of exposure from these lawsuits through contractual provisions in certain of our agreements with insurance carriers, and carrying our own insurance that we believe is adequate to cover adverse claims arising from these lawsuits or similar lawsuits that may be brought against us, we may not have adequate contractual protection in all of our contracts and defending these and similar litigation is costly, diverts management from day-to-day operations, and could harm our brand and reputation. As a result, we may ultimately be subject to a damages judgment, which could be significant and exceed our insurance policy limits or otherwise be excluded from coverage.

Regardless of the outcome of any future litigation, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our reputation, and other factors. See “Business — Legal Proceedings.”

Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.

Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing compliance with various legal obligations, covering topics including privacy and data protection, telecommunications, intellectual property, employment and labor, workplace safety, the environment, consumer protection, governmental trade sanctions, import and export controls, anti-corruption and anti-bribery, securities, and tax. In certain jurisdictions, these regulatory requirements may be more stringent than in the U.S. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:

•
investigations, enforcement actions, and sanctions;
•
mandatory changes to our solutions and services;
•
disgorgement of profits, fines, and damages;
•
civil and criminal penalties or injunctions;
•
claims for damages by our customers or channel partners;
•
termination of contracts;
•
loss of intellectual property rights; and
•
temporary or permanent debarment from sales to government organizations.

If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, and results of operations could be adversely affected. In addition, responding to any action will likely result in a significant diversion of our management’s attention and resources and an increase in fees to professionals and/or consultants. Enforcement actions and sanctions could materially harm our business, financial condition, and results of operations.

Additionally, companies in the technology industry have recently experienced increased regulatory scrutiny. Any reviews by regulatory agencies or legislatures may result in substantial regulatory fines, changes to our business practices, and other penalties, which could negatively affect our business and results of operations. Changes in social, political, and regulatory conditions or in laws and policies governing a wide range of topics may cause us to change our business practices. Further, our expansion into a variety of new use cases for our solution could also raise a number of new regulatory issues. These factors could materially and adversely affect our business, financial condition, and results of operations.

Our failure to comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenue and profitability.

Production and marketing of products in certain states and countries may subject us to environmental and other regulations. In addition, certain states and countries may pass new regulations requiring our products to meet certain requirements to use environmentally friendly components. For example, the E.U. has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive (“WEEE”) makes producers of certain electrical and electronic equipment financially responsible for the collection, reuse, recycling, treatment, and disposal of equipment placed in the E.U. market. The Restrictions of Hazardous Substances Directive (“RoHS”) bans the use of certain hazardous materials in electrical and electronic equipment which are put on the market in the E.U. In the future, the governments of various countries, including the United States, or other state or local governments, may adopt further environmental compliance programs and requirements. If we fail to comply with these regulations in connection with the manufacture of our telematic devices, we may face regulatory fines, changes to our business practices, and other penalties, and may not be able to sell our devices in jurisdictions where these regulations apply, which could have a material adverse effect on our revenue and profitability.

We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Any actual or perceived failure to comply with such obligations could harm our business.

We receive, collect, store, process, transfer, and use personal information and other data relating to users of our solutions, our employees and contractors, and other persons. For example, one of our AI-based telematics systems collects video information of our customers, and certain of our AI applications collect and store facial recognition data, which is subject to heightened sensitivity and regulation. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including facial recognition data and other personal information. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, data security and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent across jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection and data security. We strive to comply with our applicable policies and applicable laws, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security to the extent possible. However, the regulatory framework for privacy, data protection and data security worldwide is currently, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention or disclosure of such data must be obtained, could increase our costs and require us to modify our AI, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new features.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the data protection landscape in Europe is currently evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The E.U. adopted the General Data Protection Regulation (the “GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing European Union laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR).

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (the “ePrivacy Regulation”), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated.

Various United States privacy laws are potentially relevant to our business, including the Federal Trade Commission Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act (the "CAN-SPAM Act"), and the Telephone Consumer Protection Act. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, loss of trust by our users, and a material and adverse impact on our reputation and business.

Additionally, in June 2018, California passed the California Consumer Privacy Act ("CCPA"), which provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including by seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. A new privacy law, the California Privacy Rights Act ("CPRA"), was approved by California voters in the November 3, 2020 election and is effective as of January 1, 2023. The CPRA significantly modified the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. A number of other states, such as Illinois, Texas, Washington, Virginia, and Colorado, have implemented, or are considering implementing, their own versions of privacy legislation, which could increase our potential liability and cause us to incur substantial costs and expenses in an effort to comply and otherwise adversely affect our business. Some of those laws, including Illinois’ Biometric Information Privacy Act, also provide consumers with a private right of action for certain violations and large potential statutory damages awards. Recent litigation around these laws has encouraged plaintiffs’ attorneys to bring additional actions against other targets, and because some of our products employ technology that may be perceived as subject to these laws, we and our customers may become subject to litigation, government enforcement actions, damages and penalties under these laws, which could adversely affect our business, results of operations and our financial condition. Further, in March 2017, the U.K. formally notified the European Council of its intention to leave the E.U. pursuant to Article 50 of the Treaty on the European Union. The U.K. ceased to be a E.U. Member State on January 31, 2020, but enacted legislation that substantially implements the GDPR and which provides for substantial penalties in a manner similar to the GDPR (up to the greater of £17.5 million and 4% of our global annual turnover for the preceding financial year for the most serious violations). It is unclear how the U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. Further, some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

We are also subject to legislation and regulations in India under the Information Technology Act, 2000, and the rules and regulations thereunder, each as amended from time to time, including the Information Technology (Reasonable Security Practices and Procedures and Sensitive Personal Data or Information) Rules, 2011 and the Information Technology (Intermediaries Guidelines and Digital Media Ethics Code) Rules, 2021. Further, the laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data in India may continually change as a result of new legislation, amendments to existing legislation, changes in the enforcement policies and changes in the interpretation of such laws and regulations by the courts or the regulators. For example, the Personal Data Protection Bill, 2019 (the “PDP Bill”) was introduced to propose a legal framework governing the processing of personal data. However, the PDP Bill was withdrawn on August 3, 2022. Following this, the Government of India is considering the enactment of the Digital Personal Data Protection Bill, 2022 on personal data protection for implementing organizational and technical measures in processing personal data and lays down norms for cross-border transfer of personal data and to ensure the accountability of entities processing personal data. The enactment of the aforesaid bill may introduce stricter data protection norms for a company such as ours and may impact our processes. If this or similar legislation is enacted, we may incur additional compliance costs and it may affect us in ways that we are currently unable to predict.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our solution. Additionally, if third parties we work with violate applicable laws, regulations or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act of 2010, the Indian Prevention of Corruption Act of 1988 and possibly other anti-bribery and anti-money laundering laws in countries where we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any improper advantage. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use third parties to sell subscriptions to our solution and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. Similarly, some of our customers may be state-owned, in each case exposing us to additional potential risks.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such activities. While we have policies and procedures to address such laws, we cannot assure you that none of our employees or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, severe criminal or civil sanctions and suspension or debarment from government contracts, which could have an adverse effect on our reputation, business, financial condition, results of operations, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other fees for professionals and/or consultants.

We are subject to stringent and changing privacy and data security laws, regulations, and standards related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business.

In the U.S., insurance companies are subject to the privacy provisions of the federal Gramm-Leach-Bliley Act and the National Association of Insurance Commissioners (“NAIC”) Insurance Information and Privacy Protection Model Act, to the extent adopted and implemented by various state legislatures and insurance regulators. The regulations implementing these laws require insurance companies to disclose their privacy practices to consumers, allow them to opt-in or opt-out, depending on the state, of the sharing of certain personal information with unaffiliated third parties, and require them to maintain certain security controls to protect information in their possession. Violators of these laws face regulatory enforcement action, substantial civil penalties, injunctions, and in some states, private lawsuits for damages.

Privacy and data security regulation in the U.S. is rapidly evolving. For example, California recently enacted the CCPA, which became effective January 1, 2020. The CCPA and related regulations give California residents expanded rights to access and request deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action data breach litigation. In addition to increasing its compliance costs and potential liability, the CCPA’s restrictions on “sales” of personal information may restrict Roadzen’s use of cookies and similar technologies for advertising purposes. The CCPA excludes information covered by Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, the Fair Credit Reporting Act (the “California Financial Information Privacy Act”) from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that Roadzen maintains. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have enacted or proposed similar laws. There is also discussion in Congress of new comprehensive federal data protection and privacy law to which Roadzen likely would be subject if it is enacted.

In addition, California voters approved the November 2020 ballot measure which will enact the CPRA, substantially expanding the requirements of the CCPA. As of January 1, 2023, the CPRA gives consumers the ability to limit use of precise geolocation information and other categories of information classified as “sensitive” and add e-mail addresses and passwords to the list of personal information that, if lost or breached, would give the affected consumers the right to bring private lawsuits. The law increases the maximum penalties threefold for violations concerning consumers under age 16, and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The effects of the CCPA, CPRA and other similar state or federal laws are potentially significant and may require us to modify our data processing practices and policies, incur substantial compliance costs and subject us to increased potential liability.

In the E.U. we face particular privacy, data security, and data protection risks in connection with requirements of the GDPR 2016/679 and other data protection regulations. Among other stringent requirements, the GDPR restricts transfers of data outside of the E.U. to countries deemed to lack adequate privacy protections (such as the U.S.), unless an appropriate safeguard specified by the GDPR is implemented. A July 16, 2020 decision of the Court of Justice of the European Union invalidated a key mechanism for lawful data transfer to the U.S. and called into question the viability of its primary alternative. As such, the ability of companies to lawfully transfer personal data from the E.U. to the U.S. is presently uncertain. Other countries have enacted or are considering enacting similar cross-border data transfer rules or data localization requirements. These developments could limit the Company's ability to deliver its products in the E.U. and other foreign markets. In addition, any failure or perceived failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way Roadzen processes data.

Additionally, we are subject to the terms of its privacy policies, privacy-related disclosures, and contractual and other privacy-related obligations to our customers and other third parties. Any failure or perceived failure by us or third parties Roadzen works with to comply with these policies, disclosures, and obligations to customers or other third parties, or privacy or data security laws may result in governmental or regulatory investigations, enforcement actions, regulatory fines, criminal compliance orders, litigation or public statements against Roadzen by consumer advocacy groups or others, and could cause customers to lose trust in us, all of which could be costly and have an adverse effect on our business.

We rely on some mobile applications to execute our business strategy. Government regulation of the Internet and the use of mobile applications in particular is evolving, and unfavorable changes could seriously harm our business.

Roadzen relies on some mobile application to execute components of its business strategy. Roadzen is subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the Internet and the use of mobile applications in particular. Existing and future laws and regulations may impede the growth of the Internet or other online services, and increase the cost of providing online services. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, electronic signatures and consents, consumer protection and social media marketing. It is at times not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet and the use of mobile applications in particular, as the vast majority of these laws were adopted prior to the advent of the Internet and the use of mobile applications and do not contemplate or address the unique issues raised by the Internet. It is possible that general business regulations and laws, or those specifically governing the Internet and the use of mobile applications in particular, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Roadzen cannot be sure that its practices have complied, currently comply, or will comply fully with all such laws and regulations. Any failure, or perceived failure, by it to comply with any of these laws or regulations could result in damage to its reputation, a loss in business and proceedings or actions against it by governmental entities or others. Any such proceeding or action could hurt its reputation, force it to spend significant amounts in defense of these proceedings, distract its management, increase its costs of doing business and decrease the use of its mobile application or website by consumers and suppliers and may result in the imposition of monetary liability. Roadzen may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.

Changes in, or violations by us or our customers of, applicable government regulations could reduce demand for or limit our ability to provide our software and services in those jurisdictions.

Our automotive insurance industry customers are subject to extensive government regulations, mainly at the state level in the U.S. and at the country level in our non-U.S. markets. Some of these regulations relate directly to our software and services, including regulations governing the use of total loss and photo estimating software. If our insurance company customers fail to comply with new or existing insurance regulations, including those applicable to our services, they could lose their certifications to provide insurance and/or reduce their usage of our software and services, either of which would reduce our revenues. If our products or services are found to be defective, we could be liable to them. In addition, future regulations could force us to implement costly changes to our software and/or databases or have the effect of prohibiting or rendering less valuable one or more of our offerings. Also, we are subject to direct regulation in some markets, and our failure to comply with these regulations could significantly reduce our revenues or subject us to government sanctions.

We may have exposure to greater than anticipated tax liabilities and may be affected by changes in tax laws or interpretations, any of which could adversely impact our results of operations.

Roadzen and its subsidiaries are expected to be subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Moreover, our tax position could also be impacted by changes in accounting principles, changes in U.S. federal, state or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, including the United States, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. Any of the foregoing changes could have a material adverse impact on our results of operations, cash flows, and financial condition. For example, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022 and imposes a minimum tax on certain corporations with book income of at least $1 billion, subject to certain adjustments, and a 1% excise tax on certain stock buybacks (including certain redemptions) and similar corporate actions. Any of these or similar developments or changes in U.S. federal, state or non-U.S. tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

We may in the future be obligated to pay income tax in India.

We must certify annually that we are not an Indian domiciled company for Indian income tax purposes. Establishing that we are not an Indian domiciled company requires an evaluation of certain parameters and conducting certain tests to the satisfaction of the tax authorities in India. There is a risk that now or at some point in the future, we will not be able to satisfy the requirements of the tax authorities in India. If we were unable to meet these requirements, we would be considered an Indian domiciled company by the tax authorities in India and would consequently incur income tax charges in India.

Risks Relating to Intellectual Property

Failure to protect our intellectual property could adversely impact our business and results of operations.

Our success depends in part on our ability to enforce and defend our intellectual property rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to do so.

In the future we may file patent applications related to certain of our innovations. We do not know whether those patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. In addition, we may not receive competitive advantages from the rights granted under our patents and other intellectual property. Our existing patents and any patents granted to us or that we otherwise acquire in the future, may be contested, circumvented or invalidated, and we may not be able to prevent third parties from infringing these patents. The validity, enforceability, scope and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings that vary based on the local law of the relevant jurisdiction. Our ability to enforce our patents also depends on the laws of individual countries and each country’s practice with respect to enforcement of intellectual property rights. Patent protection must be obtained on a jurisdiction-by-jurisdiction basis, and we only pursue patent protection in countries where we think it makes commercial sense for the given product. In addition, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, including because such agreements terminate, our financial condition and results of operations could be materially adversely affected. Therefore, the extent of the protection afforded by these patents cannot be predicted with certainty. In addition, given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations; however, such patent protection could later prove to be important to our business.

Patent law reform in the U.S. and other countries may also weaken our ability to enforce our patent rights, or make such enforcement financially unattractive. For instance, in September 2011, the U.S. enacted the Leahy-Smith America Invents Act, which permits enhanced third-party actions for challenging patents and implements a first-to-file system. Further, the U.S. Supreme Court’s 2014 decision in Alice v. CLS Bank made it easier to invalidate software patents. These legal changes could result in increased costs to protect our intellectual property or limit our ability to obtain and maintain patent protection for our products in these jurisdictions.

We also rely on several registered and unregistered trademarks to protect our brand. We have pursued and will pursue the registration of trademarks, logos and service marks in the U.S. and internationally; however, enforcing rights against those who knowingly or unknowingly dilute or infringe our brands can be difficult. There can be no assurance that the steps we have taken and will take to protect our proprietary rights in our brands and trademarks will be adequate or that third parties will not infringe, dilute or misappropriate our brands, trademarks, trade dress or other similar proprietary rights. Competitors may adopt service names similar to ours or use confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly creating confusion in the marketplace. In addition, trade name or trademark infringement claims could be brought against us by owners of other registered trademarks or trademarks that incorporate variations of our trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and adversely impact our business and results of operations.

We attempt to protect our intellectual property, technology and confidential information by generally requiring our employees, contractors, and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements, all of which offer only limited protection. These agreements may not effectively prevent, or provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Despite our efforts to protect our confidential information, intellectual property, and technology, unauthorized third parties may gain access to our confidential proprietary information, develop and market solutions similar to ours, or use trademarks similar to ours, any of which could materially impact our business and results of operations. In addition, others may independently discover our trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties. Existing U.S. federal, state and international intellectual property laws offer only limited protection. The laws of some foreign countries do not protect our intellectual property rights to as great an extent as the laws of the U.S., and many foreign countries do not enforce these laws as diligently as governmental agencies and private parties in the U.S. More broadly, enforcing intellectual property protections outside the U.S., including in some countries we operate in, can be more challenging than enforcement in the U.S. The Company takes certain actions when operating in countries where protection of IP, technology and confidential information, is not as well protected, including steps such as preventing placing sensitive IP in such countries, as an example. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Even if we are successful in defending our claims, litigation could result in substantial costs and diversion of resources and could negatively affect our business, reputation, results of operations and financial condition. To the extent that we seek to enforce our rights, we could be subject to claims that an intellectual property right is invalid, otherwise not enforceable, or is licensed to the party against whom we are pursuing a claim. In addition, our assertion of intellectual property rights may result in the other party seeking to assert alleged intellectual property rights or assert other claims against us, which could adversely impact our business. If we are not successful in defending such claims in litigation, we may not be able to sell or license a particular solution due to an injunction, or we may have to pay damages that could, in turn, adversely impact our results of operations. In addition, governments may adopt regulations, or courts may render decisions, requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may adversely impact our competitive position and our business. If we are unable to protect our technology and to adequately maintain and protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative solutions that have enabled us to be successful to date.

There can be no assurance that our patents or patent applications will be enforceable or otherwise upheld as valid.

Any patents, trademarks, or other intellectual property rights that we have obtained or may obtain may be challenged by others or invalidated, circumvented, abandoned or lapse. As of March 31, 2024, we had no U.S. trademarks or pending applications, and we had four registered non-U.S. trademarks and five pending non-U.S. trademark applications. As of March 31, 2024, we had no U.S. patents and pending applications, and one registered non-U.S. patent, one registered non-U.S. design and one pending non-U.S. patent application. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. There can also be no assurance that our patents or application will be equally enforceable or otherwise protected by the laws of non-U.S. jurisdictions.

In addition, given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations; however, such patent protection could later on prove to be important to our business. Further, any patents may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain.

We may enter into joint ventures, collaborations or sponsored developments for intellectual property and, as a result, some of our intellectual property may, in the future, be jointly owned by third parties.

Engagement in any type of intellectual property collaboration agreement requires diligent management of intellectual property rights. Other than in specific, limited circumstances, such as a joint venture we are party to in India where we have majority ownership of the joint venture entity. Roadzen does not currently engage in joint ventures, collaborations or sponsored development agreements.

Should Roadzen decide to pursue such agreements in future, the development of joint intellectual property would create additional administrative and financial burdens, and may place Roadzen at heightened risk of disputes or litigation regarding ownership, maintenance or enforcement of such joint intellectual property.

Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and results of operations.

The Insurtech industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. In particular, leading companies in the technology industry own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. From time to time, third parties holding such intellectual property rights, including companies, competitors, patent holding companies, customers and/or non-practicing entities, may assert patent, copyright, trademark or other intellectual property claims against us, our customers and partners, and those from whom we license technology and intellectual property.

Although we believe that our solutions do not infringe upon the intellectual property rights of third parties, any such assertions may require us to enter into royalty arrangements or result in costly litigation, or result in us being unable to use certain intellectual property. Infringement assertions by third parties may involve patent holding companies or other patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us.

If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Regardless of the merits or eventual outcome, such a claim could adversely impact our brand and business. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using our solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or works; and to indemnify our partners, customers and other third parties. Any of these events could adversely impact our business, results of operations and financial condition.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

To protect our trade secrets, confidential information and distribution of our proprietary information, we generally enter into confidentiality, non-compete, proprietary, and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. No assurance can be given that these agreements will be effective in controlling access to trade secrets, confidential information and distribution of our proprietary information, especially in certain U.S. states and countries that are less willing to enforce such agreements. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors’ obtainment of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.

In order to protect our intellectual property rights and proprietary technology, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our intellectual property rights and proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our brand and reputation.

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions.

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to acquired technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

Any of these results could harm our business, results of operations and financial condition. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

Our use of open source software could negatively affect our ability to sell subscriptions and subject us to possible litigation.

Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solution or other products we may develop in the future. We also rely upon third-party, non-employee contractors to perform certain development services on our behalf, and we cannot be certain that such contractors will comply with our review processes or not incorporate software code made available under open source licenses into our proprietary code base.

We may be found to have used open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. For example, certain kinds of open source licenses may require that any person who creates a product or service that contains, links to, or is derived from software that was subject to an open source license must also make their own product or service subject to the same open source license. If these requirements are found to apply to our products and we fail to comply with them, we may be subject to certain requirements, including requirements that we offer additional portions of our solutions for no cost, that we make available additional source code for modifications or derivative works we create based upon, incorporating or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses.

If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, or required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In addition, there have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. Moreover, we cannot assure you that our processes for controlling our use of open source software in our solution will be effective. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products, or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement, misappropriation or violation due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction.

Some open source projects provided on an “as-is” basis have known vulnerabilities and architectural instabilities which, if used in our product and not properly addressed, could negatively affect the security or performance of our product. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, financial condition, and results of operations.

Some of our services and technologies use “open source” software, which may restrict how we use or distribute our services or require that we release the source code of certain products subject to those licenses.

Some of our services and technologies incorporate software licensed under so-called “open source” licenses. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Additionally, some open source licenses require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. These open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, become subject to the open source license. If we combine our proprietary software with open source software, we could be required to release the source code of our proprietary software.

We take steps to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require our proprietary software to be subject to many of the restrictions in an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. Additionally, we rely on our technology team of 107 professionals that includes software programmers, data scientists and design team to develop our proprietary technologies, and although we take steps to prevent our programmers from including objectionable open source software in the technologies and software code that they design, write and modify, we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated such open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, results of operations, and prospects.

In the past, companies that have incorporated open source software into their products have faced claims challenging the ownership of open source software or compliance with open source license terms. Accordingly, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, misappropriation, violation, and other losses.

Our agreements with customers and other third parties have in some cases included indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, misappropriation or violation, damages caused by us to property or persons, or other liabilities relating to or arising from our solution or other contractual obligations. Large indemnity payments could harm our business, financial condition, and results of operations. Pursuant to certain agreements, we do not have a cap on our liability and any payments under such agreements would harm our business, financial condition, and results of operations. Although we normally contractually limit our liability with respect to some of these indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

Third parties have claimed and may in the future claim that our operations and applications infringe their intellectual property rights, and such claims have resulted and may result in legal claims against our customers and us. These claims may damage our brand and reputation, harm our customer relationships, and result in liability for us. We expect the number of such claims will increase as the number of applications and the level of competition in our market grows, the functionality of our solution overlaps with that of other products and services, and the volume of issued patents and patent applications continues to increase. We have agreed in various agreements to indemnify customers for expenses or liabilities they incur as a result of third-party intellectual property infringement claims associated with our solution. To the extent that any claim arises as a result of third-party technology we use in our solution, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.

Companies in the software and technology industries, including some of our current and potential competitors, own patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. Furthermore, patent holding companies, non-practicing entities, and other patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. Third parties may assert patent, copyright, trademark, or other intellectual property rights against us, our channel partners, our technology partners, or our customers. We have received notices and been subject to litigation (and we may be subject to litigation in the future) that claims we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the enterprise software market. These and other possible disagreements could lead to delays in the collaborative research, development or commercialization of our systems, or could require or result in costly and time-consuming litigation that may not be decided in our favor. Any such event could materially and adversely affect our financial condition and results of operations.

There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. In addition, if we acquire or license technologies from third parties, we may be exposed to increased risk of being the subject of intellectual property infringement due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. These claims may damage our brand and reputation, harm our customer relationships, and create liability for us.

Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our solution. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our solution and may be unable to compete effectively. Any of these results would adversely affect our business operations and financial condition.

Risks Relating to Operations in India

We are subject to various labor laws, regulations and standards in India. Non-compliance with and changes in such laws may adversely affect our business, results of operations and financial condition.

We are required to comply with various labor and industrial laws in India and the rules made thereunder (each as amended from time to time), which include relevant shops and establishment legislations depending on the States of India in which we operate, the Employees State Insurance Act, 1948, the Employees’ Provident Funds and Miscellaneous Provisions Act, 1952, the Minimum Wages Act, 1948, the Payment of Bonus Act, 1965, the Equal Remuneration Act, 1976, Maternity Benefit Act, 1961, the Sexual Harassment of Women at Workplace (Prevention, Prohibition and Redressal) Act, 2013, the Payment of Gratuity Act, 1972, the Industrial Disputes Act, 1947, and the Contract Labour (Regulation and Abolition) Act, 1970. Because of the complexities of the applicable labor laws in India, we have had prior experiences with lapses in compliance with applicable labor laws. While past lapses could be attributed to technical lapses and human errors, we are setting up a system to track and monitor compliance with the regulatory requirements under applicable labor laws. Currently, although there are no notices or penalty imposed by relevant labor authorities in respect of such lapses, such lapses could result in actions by such authorities, potentially leading to civil and/or criminal penalties and enforcement actions, which in extreme cases, among things, could lead to revocation of licenses or registrations to operate our business. In determining the penalties, the discretion of the regulatory agencies in imposing penalties is generally guided by facts and circumstances of a specific case, particularly, the gravity of the violation and the bona fide of the parties involved. There can be no assurance that the penalties imposed by the regulator while regularizing such past lapses will not adversely affect our business or financial conditions.

The Government of India has notified four labor codes, namely, (i) the Code on Wages, 2019, (ii) the Industrial Relations Code, 2020, (iii) the Code on Social Security, 2020 and (iv) the Occupational Safety, Health and Working Conditions Code, 2020. While certain provisions of the Code on Wages, 2019 and the Code on Social Security, 2020 have been brought in force, the effective date of the four labor codes is yet to be notified, and they shall come into force from such date as may be notified by the Government of India. The new codes, if implemented, will subsume several separate legislations, and will introduce several new changes, such as introducing a single registration and license for Indian companies, and provide uniformity in providing social security benefits to employees, which was earlier segregated under different legislations and had different applicability and coverage. We may incur increased costs and other burdens relating to compliance with such new requirements, which may also require significant management time and other resources, and any failure to comply may adversely affect our business, our results of operations and financial condition.

A portion of our business and operations are located in India and we are subject to regulatory, economic, social and political uncertainties in India.

A portion of our business and some of our employees are located in India, and we intend to continue to develop and expand our business in India. Consequently, our financial performance and the market price of our ordinary shares may be affected by changes in exchange rates and controls, interest rates, volatility in and actual or perceived trends in trading activity on India’s principal stock exchanges, prevailing economic conditions, changes in government policies, including taxation policies and foreign investment policies, social and civil unrest and other political, social and economic developments in or affecting India. The Government of India has exercised and continues to exercise significant influence over many aspects of the Indian economy. Since 1991, successive Indian governments have generally pursued policies of economic liberalization and financial sector reforms, including by significantly relaxing restrictions on the private sector. Nevertheless, the role of the Indian central and state governments in the Indian economy as producers, consumers and regulators has remained significant and we cannot assure you that such liberalization policies will continue. The rate of economic liberalization could change, and specific laws and policies affecting travel service companies, e-commerce, data, foreign investments, currency exchange rates and other matters affecting investments in India could change as well or be subject to unfavorable changes, interpretations, or uncertainty, including by reason of limited administrative or judicial precedents. There can be no assurance that the Government of India may not implement new regulations and policies, which will require us to obtain approvals and licenses or impose onerous requirements and conditions on our operations. A significant change in India’s policy of economic liberalization and deregulation or any social or political uncertainties could adversely affect business, financial condition, results of operations and prospects. Factors that may adversely affect the Indian economy, and hence our results of operations, may include:

•
the macroeconomic climate, including any increase in Indian interest rates or inflation;
•
any exchange rate fluctuations, the imposition of currency controls and restrictions on the right to convert or repatriate currency or export assets;
•
any scarcity of credit or other financing in India, resulting in an adverse effect on economic conditions in India and scarcity of financing for our expansions;
•
prevailing income conditions among Indian customers and Indian corporations;
•
epidemic, pandemic or any other public health in India or in countries in the region or globally, including in India’s various neighboring countries;
•
volatility in, and actual or perceived trends in trading activity on, India’s principal stock exchanges;
•
changes in India’s tax, trade, fiscal or monetary policies;
•
political instability, terrorism or military conflict in India or in countries in the region or globally, including in India’s various neighboring countries;
•
occurrence of natural or man-made disasters;
•
prevailing regional or global economic conditions, including in India’s principal export markets;
•
other significant regulatory or economic developments in or affecting India or its consumption sector;
•
international business practices that may conflict with other customs or legal requirements to which we are subject, including anti-bribery and anti-corruption laws;
•
protectionist and other adverse public policies, including local content requirements, import/export tariffs, increased regulations or capital investment requirements;
•
logistical and communications challenges;
•
difficulty in developing any necessary partnerships with local businesses on commercially acceptable terms or on a timely basis; and
•
being subject to the jurisdiction of foreign courts, including uncertainty of judicial processes and difficulty enforcing contractual agreements or judgments in foreign legal systems or incurring additional costs to do so.

Any slowdown or perceived slowdown in the Indian economy, or in specific sectors of the Indian economy, could adversely affect our business, results of operations and financial condition and the price of our ordinary shares.

The impact of any changes to Indian legislation on our business cannot be fully determined at this time. Additionally, our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing, or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to consumer protection and privacy. Such unfavorable changes could decrease demand for our services and products, increase costs and/or subject us to additional liabilities.

Cross-border transactions in India are subject to exchange control regulations of India.

In India, transactions between residents and non-residents or transactions involving foreign currencies, such as foreign investment into India, imports and exports of goods and services (including insurance tech licensing or related services), borrowings in foreign currencies, incurrence of any liabilities in foreign currencies (such as non INR denominated guarantees) and overseas investments by resident Indians are regulated by the foreign exchange regulations in India, including Foreign Exchange Management Act, 1999, and the rules and regulations thereunder, each as amended from time to time (“FEMA”). FEMA has classified such transactions into two broad categories: capital account transactions and current account transactions. Capital account transactions (transactions which alter the assets or liabilities, including contingent liabilities, outside of India by persons residing in India or assets or liabilities, including contingent liabilities in India by persons residing outside India) are generally prohibited unless specifically permitted under FEMA, and current account transactions (transactions other than capital account transactions) are generally permitted unless prohibited or specifically regulated by FEMA. Accordingly, investments that were made by a non-resident in Roadzen’s Indian subsidiaries/entities were subject to foreign exchange regulations, which such entities were required under FEMA to report to the Reserve Bank of India. There have been certain lapses in reporting such investments as required under FEMA, which are currently in the process of being regularized. While past lapses could be attributed to technical lapses and human errors, we are setting up a system to track and monitor compliance with the regulatory requirements under applicable laws. Currently, although there are no notices or penalty imposed by the Reserve Bank of India in respect of such lapses, such lapses could result in actions by the Reserve Bank of India, potentially leading to penalties (including late submission fees) and enforcement actions (including compounding process for regularization of the violation), which in extreme cases, among things, could be up to three times the sum involved in such contravention that is the subject matter of violation of the regulatory requirements. In determining the penalties, the discretion of the regulatory agencies in imposing penalties is generally guided by facts and circumstances of a specific case, particularly, the gravity of the violation and the bona fide of the parties involved. While such violations can be regularized under the applicable laws, there can be no assurance that the penalties imposed by the regulator while regularizing such past lapses will not adversely affect our business or financial conditions.

The Business Combination we closed may be scrutinized by the tax authorities in India.

Under the Indian Income Tax Act, 1961, as amended from time to time (“Income Tax Act”), income arising directly or indirectly through the sale of a capital asset, including shares of a company incorporated outside of India, will be subject to tax in India, if such shares derive, directly or indirectly, their value substantially from assets located in India, whether or not the seller of such shares has a residence, place of business, business connection, or any other presence in India. Such capital asset (including shares) shall be deemed to derive value substantially from assets located in India if, on the specified date, the value of the Indian assets exceeds the amount of INR 100 million and the overseas company derives 50% or more of its overall value from the Indian assets. However, an exception is available under the Income Tax Act for shareholders who (together with any of their associated enterprises, as defined under Income Tax Act) neither hold more than 5% of voting power of the share capital in the company nor hold any right of management or control in the company, at any time in the 12 months preceding the date of transfer. Similarly, the impact of the above indirect transfer provisions would need to be separately evaluated under the tax treaty scenario of the country of which the shareholder is a tax resident.

If the indirect transfer tax provisions are applicable, the Company may be required to withhold tax in respect of gains made by respective transferors at the applicable rate and both transferor and the Company would have to undertake requisite compliances in India.

The tax authorities in India may determine that we have a Place of Effective Management in India for a specific financial year or a permanent establishment in India or business connection under the Indian tax regime, a finding of which would subject us to corporate taxation in India.

We face certain risks of being subject to corporate taxation in India. One such risk is that if Indian tax authorities determine that the Place of Effective Management (“POEM”) for Roadzen is located in India, then its world-wide income will be taxed at 40% (plus surcharge and cess) in India. The second risk is the risk of “permanent establishment,” which can arise when directors or officers or agents of the company conduct business on behalf of the company while in India, or where an Indian subsidiary carries out the business of its non-Indian parent. Such actions may subject the non-Indian entity’s income derived from the business conducted in India or attributed to India, to being treated as “business income” by the Indian tax authorities and, accordingly, taxed at 40% (plus surcharge and cess).

While POEM provisions are described under the Indian domestic tax regime, “permanent establishment” concept and provisions are generally contained under bilateral double taxation avoidance agreements (“International Tax Treaties”) that India has executed with multiple countries globally. India does not have an international tax treaty with the British Virgin Islands, but it has an Agreement for Exchange of Information with respect to taxes with the British Virgin Islands. However, the Income Tax Act contemplates a comparable concept of “business connection,” which has a much wider scope of taxability than that of the permanent establishment under an international tax treaty. Business connection is defined to include significant economic presence. A foreign enterprise may set up a significant economic presence in India if (a) sales from transactions in goods, services or property with any person in India (including provision of data or software downloads) during the tax year exceed INR 20 million (approximately USD 239,883 based on an exchange rate of USD 1.00 = INR 83.3739 as of March 31, 2024, or (b) the Company engages in systematic and continuous soliciting of its business activities or interacts with more than 300,000 Indian users. A significant economic presence may arise even if such foreign enterprise (i) has no physical place of business or employees in India, (ii) does not render any services in India, and/or (c) does not enter into agreements in India.

Under Section 6 of the Income Tax Act, POEM is defined as “a place where key management and commercial decisions that are necessary for the conduct of the business of an entity as a whole are, in substance, made.” The guidance for determining POEM sets forth certain tests to determine if a company is engaged in active business outside India. The POEM of a company with active business outside India is presumed to be outside India if the majority of its board meetings are held outside India in the relevant financial year, subject to certain caveats contained in the circulars issued by the Central Board of Direct Taxes (“CBDT”), Ministry of Finance, Government of India. If a company does not qualify as having active business outside India, there is a two-stage process for determining its POEM. The first stage involves the determination of the people who make key management and commercial decisions for the business of the company as a whole. The second stage involves a determination of the place where such decisions are in fact being made. To this end, factors such as whether the company’s head office is located outside India, where the board of directors meets and makes decisions and whether it delegates any of its authority to senior management for making commercial decisions related to the company, are relevant. Additionally, Circular 8 of 2017 issued by the CBDT provides an exemption from POEM regulations to any company incorporated outside of India with revenues of INR 500 million (approximately USD 6.0 million based on an exchange rate of USD 1.00 = INR 83.3739 as of March 31, 2024) or less in a given financial year.

If it is determined by the Indian tax authorities that the Company will have a POEM in India, it will be subject to tax in India on our global income and will be subject to all procedural requirements, including filing a tax return in India and complying with certain tax withholding provisions. The applicable corporate tax rate for a domestic company is 22-30%, however, the Central Board of Direct Taxes, Ministry of Finance, Government of India, prescribes that a foreign company that is deemed to have a POEM in India will be taxed at a rate of 40% plus an applicable surcharge and cess (on tax). A surcharge of 2% of the income tax calculated will be applied if the Company’s total income for any given year exceeds INR 10 million (approximately USD 119,942 based on the exchange rate as of March 31, 2024) but is less than INR 100 million (approximately USD 1.2 million based on the exchange rate as of March 31, 2024), and a surcharge of 5% of the income tax calculated will be applied if the Company’s total income exceeds INR 100 million. Additionally, a health and education cess equal to 4% of income tax as increased by surcharge calculated will be levied).

Alternatively, if business activities carried out in India by certain persons in their capacity as directors or officers or agents of the Company, the Company may be determined by the Indian tax authorities to have a business connection in India under the Income Tax Act. Each of Mr. Rohan Malhotra, who serves as a director and the Chief Executive Officer of the Company, Mr. Ankur Kamboj, who serves as Roadzen’s Chief Operating Officer, and Mr. Saurav Adhikari, who serves as a director of Roadzen, is an Indian citizen and either resides or spends a portion of his time every year in India. Their actions in India on behalf of Roadzen, taken as a whole, may lead Indian tax authorities to determine that Roadzen has a business connection in India. Such a determination may result in taxation of Roadzen’s income, which is attributable to operations carried on in India, at 40% plus the applicable surcharge and cess.

Accordingly, a finding by the Indian tax authorities that the Company has a POEM or a business connection in India under the Income Tax Act could have a material adverse effect on our business and results of operations.

Additionally, some of our subsidiaries are already subject to corporate taxes in India and some are not. If any of our non-Indian subsidiaries conducts business or provides services in India, or an individual has the authority to enter into and execute contracts on behalf of such non-Indian subsidiary, and such activities take place in India but do not fall within an exclusion available under the relevant Double Tax Avoidance Agreement between India and the jurisdiction of incorporation of the non-Indian subsidiary, the non-Indian subsidiary’s income from such activities would be taxable in India.

Additional Risks Relating to Ownership of Our Ordinary Shares

Nasdaq may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject the Company to additional trading restrictions.

Currently, our ordinary shares are publicly traded on The Nasdaq Global Market. We cannot assure you that our ordinary shares will continue to be listed on The Nasdaq Global Market. In order to continue listing our securities on The Nasdaq Global Market, we will be required to maintain Continued Listing Requirements as per Rule 5450, including, certain financial, distribution and share price levels, among others.

If Nasdaq delists our securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, we expect that the securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for such securities;
•
reduced liquidity for such securities;
•
a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage; and

•
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our securities are listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of its securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.

Our share price may change significantly and you could lose all or part of your investment as a result.

The trading price of our ordinary shares is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Relating to Roadzen’s Business and Industry” and the following:

•
results of operations that vary from the expectations of securities analysts and investors;
•
results of operations that vary from those of our competitors;
•
the impact of the COVID-19 pandemic and its effect on our business and financial conditions;
•
changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•
declines in the market prices of stocks generally;
•
strategic actions by the Company or its competitors;
•
announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•
any significant change in the Company’s management;
•
changes in general economic or market conditions or trends in the Company’s industry or markets;
•
changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business;
•
future sales of the Company’s ordinary shares or other securities;
•
investor perceptions or the investment opportunity associated with the Company’s ordinary shares relative to other investment alternatives;
•
the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC;
•
litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of the Company’s competitors;
•
guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance;
•
the development and sustainability of an active trading market for the Company’s share;
•
actions by institutional or activist shareholders;
•
changes in accounting standards, policies, guidelines, interpretations or principles; and
•
other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our ordinary shares, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our ordinary shares is low.

In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If the Company was involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from the Company’s business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on our ordinary shares for the foreseeable future, you may not receive any return on investment unless you sell your ordinary shares for a price greater than that which you paid for it.

The Company intends to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on our ordinary shares will be at the sole discretion of the Company’s board of directors. The Company’s board of directors may take into account general and economic conditions, the Company’s financial condition and results of operations, the Company’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by the Company to its shareholders or by its subsidiaries to it and such other factors as the Company’s board of directors may deem relevant. In addition, the Company’s ability to pay dividends is limited by covenants of Roadzen’s existing and outstanding indebtedness and may be limited by covenants of any future indebtedness the Company incurs. As a result, you may not receive any return on an investment in our ordinary shares unless you sell our ordinary shares for a price greater than that which you paid for it.

If securities analysts do not publish research or reports about the Company’s business or if they downgrade the Company’s share or the Company’s sector, the Company’s share price and trading volume could decline.

The trading market for the Company’s ordinary shares will rely in part on the research and reports that industry or financial analysts publish about the Company or its business. The Company will not control these analysts. In addition, some financial analysts may have limited expertise with the Company’s model and operations. Furthermore, if one or more of the analysts who do cover the Company downgrade its shares or industry, or the shares of any of its competitors, or publish inaccurate or unfavorable research about its business, the price of our shares could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on it regularly, the Company could lose visibility in the market, which in turn could cause its stock price or trading volume to decline.

Future issuances of debt securities and equity securities may adversely affect the Company, including the market price of our ordinary shares, and may be dilutive to existing shareholders.

There is no assurance that the Company will not incur debt or issue equity ranking senior to its ordinary shares. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of its ordinary shares. Because the Company’s decision to issue debt or equity in the future will depend on market conditions and other factors beyond the Company’s control, it cannot predict or estimate the amount, timing, nature or success of the Company’s future capital raising efforts. The amount of ordinary shares issued in connection with an investment or acquisition could constitute a material portion of the Company’s then-outstanding shares of ordinary shares. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to the Company’s shareholders. As a result, future capital-raising efforts may reduce the market price of the Company’s ordinary shares and be dilutive to existing shareholders.

Anti-takeover provisions in the Company’s organizational documents could delay or prevent a change of control.

The BVI Companies Act does not currently provide anti-takeover measures, similar to some jurisdictions in the U.S.

Certain provisions of the Company’s memorandum and articles of association (the “Memorandum and Articles of Association”) may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a shareholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by the Company’s shareholders.

These provisions, among other things:

•
authorize the Company’s board of directors to issue preference shares in one or more series and to designate the price, rights, preferences, privileges and restrictions of such preference shares without any further vote or action by our shareholders;
•
limit the ability of shareholders to requisition and convene general meetings of shareholders;
•
require advance notice procedures with which shareholders must comply to nominate candidates to the Company’s board of directors or to propose matters to be acted upon at a shareholders’ meeting, which could preclude shareholders from bringing matters before annual or special meetings and delay changes in the Company’s board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise from attempting to obtain control of the Company;
•
provide that directors may be removed only for cause and only upon the unanimous approval of all other directors then in office or shareholders representing at least two-thirds (2/3) of the shares entitled to vote at a meeting for the election of directors; and
•
permit the Company’s board of directors to fill vacancies created by the expansion of the Company’s board of directors or the resignation, death or removal of a director.

Roadzen is a BVI company and, because judicial precedent regarding the rights of members is more limited under BVI law than that under U.S. law, you may have less protection for your member rights than you would under U.S. law.

Our corporate affairs will be governed by the Memorandum and Articles of Association, as amended and restated from time to time, the BVI Companies Act and the common law of the BVI. The rights of members to take action against the directors, actions by minority members and the fiduciary responsibilities of the Company’s directors to the Company under BVI law are to a large extent governed by the common law of the BVI. The common law of the BVI is derived in part from comparatively limited judicial precedent in the BVI as well as that from English common law, which has persuasive, but not binding, authority on a court in the BVI. The rights of the Company’s members and the fiduciary responsibilities of its directors under BVI law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the U.S. In particular, the BVI has a less exhaustive body of securities laws than the U.S. In addition, some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the BVI. There is no statutory recognition in the BVI of judgments obtained in the U.S., although the courts of the BVI will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. As a result of all of the above, public members may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling members than they would as members of a U.S. public company.

It may be difficult for you to enforce any judgment obtained in the United States against us, our directors or executive officers or our affiliates.

India has reciprocal recognition and enforcement of judgments in civil and commercial matters with only a limited number of jurisdictions, such as the United Kingdom; however, no reciprocity has been established with the U.S. In order to be enforceable, a judgment from a jurisdiction with reciprocity must meet certain requirements of the Indian Code of Civil Procedure, 1908, as amended from time to time (the “Civil Code”). The Civil Code only permits the enforcement and execution of monetary decrees in the reciprocating jurisdiction, not being in the nature of any amounts payable in respect of taxes, other charges, fines or penalties. Judgments or decrees from jurisdictions which do not have reciprocal recognition with India may be enforced in India only by a fresh suit upon the foreign judgment and not by proceedings in execution. The suit must be brought in India within three (3) years from the date of judgment in the same manner as any other suit filed to enforce a civil liability in India. Generally, there are considerable delays in the disposal of suits by Indian courts. It is unlikely that a court in India would award damages on the same basis as a foreign court if an action were to be brought in India. Furthermore, it is unlikely that an Indian court would enforce foreign judgments if that court was of the view that the amount of damages awarded was excessive or inconsistent with Indian practice. Some remedies available under the laws of U.S. jurisdictions, including remedies available under the U.S. federal securities laws, may not be allowed in Indian courts if contrary to public policy in India. A party seeking to enforce a foreign judgment in India is required to obtain prior approval from the Reserve Bank of India to repatriate any amount recovered. Any judgment in a foreign currency would be converted into Indian Rupees on the date of the judgment and not on the date of the payment. We cannot predict whether a suit brought in an Indian court will be disposed of in a timely manner or be subject to considerable delays.

Because we are incorporated under the laws of the British Virgin Islands, shareholders may face difficulties in effecting service of legal process, protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited.

We are incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for investors to effect service of process within the United States upon the Company’s directors or officers, or enforce judgments obtained in the United States courts against the Company’s directors or officers.

The Company is a British Virgin Islands company and substantially a majority of its assets are located outside of the U.S. A majority of its current operations are conducted in Europe and India. In addition, some of its directors and officers reside outside the U.S. As a result, it may be difficult for you to effect service of process within the U.S. or elsewhere upon these persons. It may also be difficult for you to enforce in Europe, India or British Virgin Islands courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the Company and its officers and directors, and the majority of whose assets are located outside of the U.S. It may be difficult or impossible for you to bring an action against the Company in the British

Virgin Islands if you believe your rights under the U.S. securities laws have been infringed. In addition, there is uncertainty as to whether the courts of the British Virgin Islands, Europe or India would recognize or enforce judgments of U.S. courts against the Company or such persons predicated upon the civil liability provisions of the securities laws of the U.S. or any state, and it is uncertain whether such British Virgin Islands, European or Indian courts would hear original actions brought in the British Virgin Islands, Europe or India against the Company or such persons predicated upon the securities laws of the U.S. or any state.

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

The courts of the British Virgin Islands are also unlikely:

•
to recognize or enforce against the Company judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the Company; and
•
to impose liabilities against the Company, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Handling of mail

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the BVI) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

The Company may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our ordinary shares may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. The Company may be the target of this type of litigation in the future. Securities litigation against the Company could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm its business.

Risks Relating Our Ordinary Shares

We are subject to increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street

Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies may implement many of these requirements over a longer period of up to five years from the pricing of this offering. We intend to take advantage of these extended transition periods but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs in the future to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our ordinary shares.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our ordinary shares.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements, or insufficient disclosures due to error or fraud may occur and not be detected.

Raising additional capital may cause dilution to our shareholders, including purchasers of ordinary shares in this offering.

To the extent that we raise additional capital through the sale of ordinary shares or securities convertible or exchangeable into ordinary shares, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect your rights as a shareholder of ordinary shares. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our ordinary shares less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, exemption from auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced executive compensation disclosure obligations, in this Annual Report, our periodic reports and our proxy statements, and an exemption from the requirements of holding nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete this offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to not “opt out” of this exemption from complying with new or revised accounting standards and, therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements and reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements.

We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our stock price may be more volatile.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We do not intend to pay cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our ordinary shares will be your sole source of gain for the foreseeable future.

Our actual financial results may differ materially from any guidance we may publish from time to time.

We may, from time to time, provide guidance regarding our future performance that represents our management’s estimates as of the date such guidance is provided. Any such guidance would be based upon a number of assumptions with respect to future business decisions (some of which may change) and estimates, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies (many of which are beyond our control). Guidance is necessarily speculative in nature and it can be expected that some or all the assumptions that inform such guidance will not materialize or will vary significantly from actual results. Our ability to meet any forward-looking guidance is affected by a number of factors, including, but not limited to, other risks to our business described in this “Risk Factors” section. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date such guidance is provided. Actual results may vary from such guidance and the variations may be material. Investors should also recognize the reliability of any forecasted financial data diminishes the farther into the future the data is forecast. In light of the foregoing, investors should not place undue reliance on our financial guidance and should carefully consider any guidance we may publish in context.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have risk management processes in place for identifying, assessing and mitigating cybersecurity and risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems and other processes that are designed to detect, prevent or mitigate data loss, theft, misuse, unauthorized access, interference with operations, or other security incidents or vulnerabilities affecting the data. The data includes confidential, proprietary, and business and personal information that we collect, process, store, and transmit as part of our business, including on behalf of third parties. Cybersecurity concerns are an important consideration in our application development and the design of our infrastructure and operations technology. We also use systems and processes designed to reduce the impact of a security incident to our clients or their customers. Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including: technology and systems that we use for encryption and authentication, employee email, communication to clients and their customers, operational support, and other functions.

Governance

Our executive leadership team is responsible for our overall enterprise risk management system and processes and regularly consider cybersecurity risks in the context of other material risks to the Company. As part of our cybersecurity risk management system, our incident management teams are responsible to track and log privacy and security incidents across Roadzen platforms and our vendors and other third-party service providers to remediate and resolve any incidents, should they arise. In case there are any incidents, it is promptly reviewed by a cross-functional working group to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material shall be immediately escalated for further assessment, and shall be reported to designated members of our senior management. We consult with our counsels as appropriate, including on materiality analysis and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions.

Our corporate governance committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and the committee is responsible to report any findings and recommendations, as appropriate, to the full board for consideration. Senior management regularly discusses cyber risks and trends and, should any issues arise, they review all material incidents with the corporate governance committee. Our corporate governance and audit committees discuss policies with respect to risk assessment and risk management, including risks associated with the reliability and security of the Company’s information technology and security systems, and the steps management has undertaken to monitor and control such exposures. Our board receives updates on the Company’s cybersecurity risk management programs from management.

Our business strategy, results of operations and financial condition have not been affected by risks from cybersecurity threats, however, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors under "Our solutions or products or our third-party cloud providers have experienced in the past, and could experience in the future, data security breaches, which could adversely impact our reputation, business, and ongoing operations".

Item 2. Properties.

Our principal executive offices in the U.S., which we lease, are located at 111 Anza Blvd., Suite 109 Burlingame, CA 94010. Additionally we lease office space in Coventry in the U.K. as well as in Ahmedabad, Chennai and New Delhi in India. The Company does not own any real estate. We believe that our existing office space is sufficient for our current needs.

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We currently are not a party to any material litigation or other material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares and warrants trade on the Nasdaq Global Market under the symbols “RDZN” and “RDZNW,” respectively, since September 21, 2023.

Holders

As of March 31, 2024, there were 45 registered holders of record of our Ordinary Shares and 1 holder of record of our warrants. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.

Dividends

We have not paid any cash dividends to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time. Our ability to declare dividends may also be limited by restrictive covenants pursuant to any debt financing agreements.

Unregistered Sales of Equity Securities

On April 4, 2024 the Company agreed to issue 13,836 Ordinary Shares to a vendor in exchange for services provided or to be provided in connection with marketing and distribution services.

On April 15, 2024 the Company agreed to issue 50,000 Ordinary Shares to a vendor in exchange for services provided or to be provided in connection with consulting on financial strategies.

On April 15, 2024, the Company agreed to issue 950 Ordinary Shares per quarter to a vendor in exchange for services provided or to be provided in connection with investor relations and communications.

On May 14, 2024 the Company issued to Mizuho 1,432,517 warrants to purchase Ordinary Shares as described under "Senior Secured Mizuho Notes" in "Description of Indebtedness" in Item 7, "Management's Discussion and Analysis of Financial Condition".

On June 20, 2024 the Company issued 50,000 warrants to purchase Ordinary Shares to director Supurna VedBrat pursuant to the terms of the March 2024 SPA as described under "Description of Indebtedness" in Item 7, "Management's Discussion and Analysis of Financial Condition".

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this section, references to “Roadzen,” “we,” “us,” and “our” refer to Roadzen after the Business Combination, and Roadzen (DE) before the Business Combination, and their consolidated subsidiaries, as the context so requires. The following discussion and analysis of the financial condition and results of operations of Roadzen Inc. and its subsidiaries should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See the section titled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth or referred to under the section titled “Risk Factors” or elsewhere in this Annual Report.

Overview

Roadzen is a leading Insurtech company on a mission to transform global auto insurance powered by advanced artificial intelligence ("AI"). At the heart of our mission is our commitment to create transparency, efficiency, and a seamless experience for the millions of end customers who use our products through our insurer, OEM, and fleet (such as trucking, delivery, and commercial fleets) partners. We seek to accomplish this by combining computer vision, telematics and AI with continually updated data sources to provide a more efficient, effective and informed way of building auto insurance products, assessing damages, processing claims and improving driver safety. Insurers and other partners of Roadzen across the world use Roadzen’s technology to launch new auto insurance products, manage risk better and resolve claims faster. These products are built with dynamic underwriting capabilities, Application Programming Interface, or API-led distribution and real-time claims processing.

Roadzen has built a pioneering technology platform that uses telematics, computer vision and data science to spearhead innovation across the insurance value chain, namely underwriting, distribution, claims and road safety. We call it the Roadzen “Insurance as a Service” (“IaaS”) platform. Our business generates commission-based revenue as an insurance broker focused on embedded and B2B2C (Business-to-Business-to-Customer) insurance distribution, and fee-based revenue as a provider of innovative cloud, telematics, and AI-based applications for the auto insurance ecosystem.

Roadzen has four major client types:

•
Insurance — including insurance companies, reinsurers, agents, brokers;
•
Automotive — including carmakers, dealerships, online-to-offline car sales platforms;
•
Fleets — including small and medium fleets, taxi fleets, ridesharing platforms, commercial and corporate fleets; and
•
Other distribution channels such as financial services companies providing auto loans, and telematics companies.

Our operations are global, and our partners consist of market-leading insurance companies, fleets and automotive original equipment manufacturers ("OEMs") and carmakers, including AXA, SCOR, Arch, Société Générale, Jaguar Land Rover, Audi, Mercedes, Volvo and several others. In June of 2023, we made two acquisitions as part of our market entry strategy into the important U.S. and U.K. markets. Our subsidiary in the U.K., Global Insurance Management Ltd. (“GIM”), is a leading specialist Managing General Agent (“MGA”) providing auto insurance, extended warranties, and claims management to insurers, car dealers, car companies, and fleets. GIM delivers services globally, leveraging its MGA license in the U.K. market and using third-party licenses elsewhere. GIM provides brokerage services to insurance companies, where it acts as a delegated authority of the insurance company to sell the insurer’s policies using its brokerage platform, as well as to adjudicate and pay claims. GIM collects a commission and an administrative fee as a percentage of the Gross Written Premium (“GWP”) for each policy sold from the insurer/re-insurer during this process. GIM’s specialty insurance contracts typically have an average term of five years. GIM is headquartered in Coventry, England. Roadzen’s subsidiary in the U.S., National Automobile Club (“NAC”), is a licensed auto club in California and a provider of claims management and 24/7 commercial roadside assistance ("RSA") in the U.S. NAC focuses on the commercial automotive industry and its network comprises over 75,000 professional service providers, offering tow, transport, and first notice of loss (“FNOL”) services. NAC’s customers include government fleets, enterprises, commercial fleets, car companies and insurers across the U.S. NAC is headquartered in Burlingame, California.

Our mission is to build the leading company at the intersection of artificial intelligence (AI), insurance and mobility. To further our mission, we have built a pioneering lab focused on fundamental and applied AI research. We work on core research areas in computer vision, generative AI, and traditional machine learning to develop product experiences that improve the safety, convenience, and protection of millions of drivers across the world. Roadzen is a founding member of the AI Alliance fostering safe, responsible, and open source development alongside industry leaders such as Meta, IBM, Hugging Face, Stability AI, AMD, Service Now, and others. Our approach to build precision AI models in insurance and mobility has won several industry accolades. In October 2021,

Forbes Magazine ranked Roadzen among the Top 10 AI companies. In 2022, Financial Express named Roadzen AI Startup of the Year. Additionally, the company won two awards at the prestigious Global Artificial Intelligence Summit & Awards: "Best Use of AI in Mobility" and "Best Use of AI in Insurance," both presented by the All India Council for Robotics & Automation (AICRA).

On September 20, 2023, the Parent Company completed the Business Combination in which it acquired Roadzen (DE). Roadzen (DE) was determined to be the accounting acquiror in the Business Combination. Accordingly, the historical financial statements of Roadzen (DE) became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Roadzen (DE) prior to the Business Combination; (ii) the combined results of the Parent Company and Roadzen (DE) following the Closing of the Business Combination; (iii) the assets and liabilities of Roadzen (DE) at their historical cost; and (iv) the Company’s equity structure for all periods presented.

Our Business Model

Roadzen has two principal models for generating revenue: 1) platform sales of our IaaS platform, and 2) brokerage commission and fees. We follow a capital-light business model, meaning that we do not underwrite any risk ourselves or carry it on our balance sheet for either source of revenue.

1.
Platform Sales:

Roadzen provides an IaaS technology platform addressed towards insurance for mobility. The IaaS platform has a suite of products that work cohesively to address the auto insurance value chain. Roadzen sells its IaaS platform to insurers, car manufacturers, and fleet companies to deliver services for their respective insured customers. Our deep understanding of the insurance industry has enabled us to develop a unified suite of modules and products that is tailored to address the key challenges faced in auto insurance. Our solution suite includes several products that support the insurance lifecycle, such as:

•
Via: enables fleets, carmakers and insurers to inspect a vehicle using computer vision;
•
Global Distribution Network ("GDN"): enables the configuration, customer quote, payment (in any currency), and administration of any insurance policy with any insurance carrier as the underwriter:
•
xClaim: enables digital, touchless and real-time resolution of claims from FNOL through payment, using telematics and computer vision;
•
StrandD: enables digital, real-time dispatch and tracking for RSA and FNOL during accident claims;
•
Good Driving: enables insurers and fleets to recognize their best drivers, train poor drivers and build usage based insurance (“UBI”) programs; and
•
DrivebuddyAI: enables any vehicle to get advanced driver-assistance capabilities utilizing cameras and neural networks to deliver better safety on the road.

Our technology revolutionizes the customer experience by helping customers obtain a policy within seconds and process a claim estimate within minutes in comparison with existing processes that can take weeks. Roadzen’s revenue derived from platform sales is usage-based, meaning we get paid on a per-vehicle or per-use basis.

Sales of Roadzen’s IaaS platform represented approximately 35% of revenues for the year ended March 31, 2024.

2.
Brokerage Commission and Fees:

Roadzen acts as an insurance broker utilizing its technology to sell insurance through our embedded and B2B2C distribution model. The policies are sold by insurance intermediaries such as agents and through captive distributors such as dealerships, fleets and used car platforms. Our B2B2C channel partners choose us for a variety of reasons - for the ease of integrating our technology through APIs into their ecosystem, for a seamless, fully digital customer experience from obtaining a policy to submitting a claim, and for integrations with a large number of insurance companies who sell their policies through our platform to give the users a handful of policy options, and our ability to deliver multiple relevant products such as auto insurance, commercial and fleet insurance, extended warranty, guaranteed asset protection, and other automotive related insurance products. Lastly, we are able to provide a superior customer experience for the end user by bundling telematics for road safety, RSA and claims management to the customer - an experience that we believe is unrivaled by other traditional brokers. Roadzen’s revenues are based on commissions and other fees that are paid by our insurance carriers as a percentage of the GWP underwritten for each policy.

Roadzen’s brokerage solutions accounted for 65% of revenue for the year ended March 31, 2024.

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

Investments in Innovation for Future Growth

The world of mobility is changing rapidly due to advances in connected, electric, and autonomous vehicles. We believe this presents an exciting and large opportunity to build insurance for this evolving environment. For this reason, our performance will be impacted by our ability to continuously innovate our underwriting algorithms, internalize new data sources and technologies such as Advanced Driving Assistance Systems (“ADAS”) and video telematics for accident prevention, and invest in partnerships with carmakers for their insurance offerings and for selling insurance into fleets.

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

Since January 1, 2023 we began tracking customer segmentation for Roadzen, described as such: enterprise clients that include insurers, automakers and large fleets (above 100 vehicles), and SMB clients, which include agents, brokers, small dealerships, and small fleets (under 100 vehicles). As of March 31, 2024, we had 33 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), 68 automotive customer agreements, and approximately 3,200 agents and fleet customers agreements.

Strength of the Auto Insurance Market

We generate a majority of our revenues through commissions and fees which are a reflection of the total insurance policy premium. Roadzen derived 65% of revenue from its brokerage solutions and 35% from its platform sales of its IaaS platform for the year ended March 31, 2024. A softening of the insurance market characterized by a period of declining premium rates due to competition or regulation could negatively impact our financial results.

Our Regulatory Environment

Our insurance broking business is subject to various laws and regulations and our inability to comply with them may adversely affect our business, results of operations, and reputation.

Our subsidiary in India is licensed to act as a direct insurance broker (life and general) under the Insurance Brokers Regulations of India. Accordingly, we are subject to certain laws, regulations and licensing requirements. Insurance brokers operating in India are required to comply with various regulatory requirements, including stipulations that: (i) the principal officer and broker qualified persons of an insurance broker must undergo training and pass the relevant examinations specified by the IRDAI; (ii) the principal officer, directors, shareholders and key management personnel must fulfill the “fit and proper” criteria specified under the Insurance Brokers Regulations; (iii) insurance brokers may not undertake multi-level marketing for solicitation and procuring of insurance products; (iv) insurance brokers may not offer any rebate or any other inducement to a client; (v) insurance brokers must conduct their business in compliance with the code of conduct specified under the Insurance Brokers Regulations; and (vi) insurance brokers must ensure that not more than 50% of their remuneration emanates from one client in a financial year. The IRDAI may undertake inspection of the premises of an insurance broker to ascertain how activities are carried on, and inspect their books of accounts, records and documents. The Insurance Brokers Regulations specify certain approval and reporting requirements to be adhered to by the insurance brokers from time to time, as applicable. We would be subject to fines and penalties if we fail to comply with the Insurance Brokers Regulations. We derive revenues primarily from commissions and other fees paid by insurance carriers for insurance products purchased by our customers.

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

Our subsidiary in the U.K. is licensed as a MGA, under which we are subject to stringent oversight by the FCA. Our operations must align with FCA regulations that are specifically tailored to govern the conduct and obligations of MGAs, which act as an intermediary between insurers and clients, with delegated authority to underwrite and process claims on behalf of insurers. Our adherence to these regulations encompasses a variety of compliance obligations, including but not limited to, ensuring that underwriting decisions are made with the requisite skill and care, maintaining accurate and secure records of insurance contracts, managing potential conflicts of interest, and safeguarding client funds. The FCA also imposes comprehensive conduct rules and solvency requirements that require us to act with due care in the interests of policyholders.

The FCA’s regime for MGAs mandates a high level of financial prudence and transparency, necessitating robust internal controls and reporting systems. Failure to meet these stringent regulatory requirements could result in significant sanctions, including financial penalties, suspension of authorization, or other disciplinary actions. Given the evolving nature of the regulatory environment, changes in the FCA’s rules or the introduction of new legislation could necessitate adjustments to our operational and compliance processes. These changes could carry implications for our business model and may incur additional compliance costs, ultimately impacting our financial results and operational flexibility.

Roadzen is committed to maintaining a rigorous compliance posture to meet the FCA’s expectations for MGAs. Any lapse in our compliance framework could lead to regulatory scrutiny, damage our reputation, and negatively affect our business operations and financial position. It is imperative for us to continuously monitor regulatory developments and adapt our compliance measures accordingly to mitigate the risk of enforcement actions and to uphold the trust of our clients and partners.

The FCA has recently conducted a comprehensive review of the Guaranteed Asset Protection ("GAP") product, a key contributor to our operations in the U.K., resulting in a directive for all insurers, including our insurance partner, to temporarily cease selling the GAP product in February 2024. The regulator has mandated that insurers make a resubmission, or new GAP proposal, outlining the product features, coverages and pricing for approval by the FCA before sales of the GAP product can be resumed.

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

Our subsidiary in the U.S. is licensed as an auto club in California, which exposes Roadzen to a distinct set of risks due to the stringent regulatory landscape enforced by the California Department of Insurance (“CDI”). Compliance with these regulations is paramount, as they govern a wide spectrum of our activities, including membership services, claims management, and financial integrity.

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

Lock-up Agreements

In connection with the consummation of the Business Combination, certain holders of equity in Vahanna and Roadzen (DE) entered into lock-up agreements (the “Lock-up Agreements”) with the Parent Company and Roadzen (DE). Pursuant to the Lock-up Agreements, certain holders of Restricted Securities (as defined therein) have agreed, among other things, to be subject to a lock-up period which will last from the Closing until the earliest of (x) the one (1) year anniversary of consummation of the Business Combination, (y) the date that the closing price of ordinary shares equals or exceeds $12.00 per share (as adjusted for share recapitalizations, subdivisions, reorganizations and the like), for twenty (20) trading days within any thirty (30) trading day period at least 150 days following the Closing of the Business Combination, and (z) the consummation of a liquidation, merger, capital share exchange, reorganization, tender or exchange offer as the first step of a two-step transaction or other similar transaction that results in all of the Parent Company’s shareholders having the right to exchange their equity holdings in the Parent Company for cash, securities or other property; provided, however, that the restrictions on transfers shall not apply to the Permitted Transfers (as defined in the Lock-up Agreements); and provided further that equityholders of Roadzen (DE) that held less than 5% of the equity securities of Roadzen (DE) (on a fully diluted basis) immediately prior to the Closing will be permitted to transfer and/or sell up to 25% of their Restricted Securities (on an fully diluted basis when aggregated with all other Restricted Securities held by such equityholder) following the six (6) month anniversary of the date of the Closing of the Business Combination. On April 1, 2024, 3,502,949 Ordinary Shares were released from the Lock-up Agreements.

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

Results of Operations (all figures are denominated in U.S. $)

Comparison of the Years Ended March 31, 2024 and March 31, 2023

	For the year ended March 31,		Change amount	%
Particulars	2024	2023
Revenue	46,724,287	13,560,498	33,163,789	245%
Costs and expenses:
Cost of services	18,132,757	5,413,686	12,719,071	235%
Research and development	4,973,816	2,670,333	2,303,483	86%
Sales and marketing	33,195,608	10,736,173	22,459,435	209%
General and administrative	65,895,085	4,648,242	61,246,843	1318%
Depreciation and amortization	2,185,858	1,624,208	561,650	35%
Total costs and expenses	124,383,124	25,092,642	99,290,482	396%
Loss from operations	(77,658,837)	(11,532,144)	(66,126,693)	573%
Interest income/(expense)	(2,291,123)	(776,023)	(1,515,100)	195%
Fair value gains/(losses) in financial instruments carried at fair value	(19,475,005)	(1,009,374)	(18,465,631)	1829%
Gain on deconsolidation of subsidiaries	2,098,745	-	2,098,745	100%
Impairment of goodwill and intangibles with definite life	-	(919,517)	919,517	-100%
Impairment of investment	(3,395,234)	-	(3,395,234)	100%
Other income/(expense) net	838,728	(6,358)	845,086	-13292%
Total other income/(expense)	(22,223,889)	(2,711,272)	(19,512,618)	720%
(Loss)/Income before income tax expense	(99,882,726)	(14,243,416)	(85,639,311)	601%
Less: income tax (benefit)/expense	(23,648)	(42,265)	18,617	-44%
Net (loss)/income before non-controlling interest	(99,859,078)	(14,201,151)	(85,657,928)	603%
Net loss attributable to non-controlling interest, net of tax	(189,743)	(176,883)	(12,860)	7%
Net (loss)/income attributable to Roadzen Inc.	(99,669,335)	(14,024,268)	(85,645,068)	611%

Revenue

Revenue increased by $33.2 million, or 245%, for the year ended March 31, 2024, compared to the same period in the prior year primarily due to increased insurance distribution income as well as other incremental revenue from the acquisitions of Global Insurance Management Ltd ("GIM") in the U.K. and National Automobile Club ("NAC") in the U.S., both acquired in June 2023 (the first quarter of fiscal 2024) which were not part of fiscal 2023 revenue.

Revenue from brokerage commissions and fees increased by $21.3 million, or 232%, for the year ended March 31, 2024, compared to the same period in the prior year primarily due to the acquisition in June 2023 of the GIM. Roadzen sold 324,293 policies for a total GWP of approximately $61.8 million for the year ended March 31, 2024 as compared to 258,546 policies for a total GWP of approximately $38.0 million for the same period in the prior year.

Revenue from sales of our IaaS platform increased by $11.8 million, or 270%, for the year ended March 31, 2024, compared to the same period in the prior year primarily due to the acquisitions in June 2023 of GIM and NAC, as well as new client contracts and increased penetration of existing clients. During the year ended March 31, 2024, 301,120 claims and vehicle inspections were conducted, compared to 220,781 the prior year, representing a 36.4% increase.

As of March 31, 2024, we had 33 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), compared to 26 in the prior year; 68 automotive customer agreements in fiscal 2024 compared to 23 in the prior year; and approximately 3,200 agents and fleet customer agreements in fiscal 2024 compared to approximately 2,000 in the prior year.

Cost of Services

Cost of services increased by $ 12.7 million, or 235%, for the year ended March 31, 2024, compared to the same period in the prior year primarily due to the increased revenue from the acquisitions of GIM and NAC and an increase in cost of services in the brokerage revenue in India with the change of IRDAI regulation with respect to brokerage revenue in India.

Research and Development

Research and development expense increased by $2.3 million, or 86%, for the year ended March 31, 2024, compared to the same period in the prior year primarily due to the non-cash compensation expense of $3.0 million related to RSU grants, partially offset by the capitalization of $0.3 million in technology costs and the $0.4 million decrease in technology consultant costs.

Sales and Marketing

Sales and marketing expense increased by $ 22.5 million, or 209%, for the year ended March 31, 2024, compared to the same period in the prior year primarily attributable to the revenue growth resulting from the acquisitions of GIM and NAC, and $4.1 million of non-cash compensation expense related to RSU grants.

General and administrative

General and administrative expense increased by $61.2 million, or 1318%, for the year ended March 31, 2024, compared to the same period in the prior primarily due to $49.1 million of non-cash expense related to RSU grants, $5.1 million related to provision made for doubtful accounts which includes $2.8 million related to the issuance of preferred stock of Roadzen (DE) prior to the Business Combination, $2.1 million for advances made to deconsolidated subsidiaries towards working capital and $0.3 million towards Expected Credit Loss, $3.8 million from the acquisitions of GIM and NAC, $1 million for D&O insurance premiums, $1.5 million related to legal costs incurred in connection with the acquisitions of GIM and NAC, and the Business Combination, and $0.6 million from non-cash board compensation accruals.

Depreciation and Amortization

Depreciation and amortization increased by $0.6 million, or 35%, for the year ended March 31, 2024, compared to the same period in the prior year, primarily due to an increase in tangible and intangible assets.

Interest Income (Expense)

Interest expense increased by $ 1.5 million representing a 195% increase for the year ended March 31, 2024 compared to the same period in the prior year primarily due to an increase in borrowings from banks and other parties.

Fair Value Changes in Financial Instruments Carried at Fair Value

Loss on fair valuation changes increased by $18.5 million representing a 1829% increase for the year ended March 31, 2024, compared to the same period in the prior year primarily due to the fair market valuation of our Forward Purchase Agreement, convertible promissory notes, and share warrants.

Gain on Deconsolidation of subsidiaries

A gain of $2.1 million in the year ended March 31, 2024 resulted from the deconsolidation of subsidiaries namely FA Premium Brokers Pvt Ltd, FA Events and Media Pvt Ltd and Peoplebay Consultancy Services Pvt Ltd. These subsidiaries were no longer required to support the operations of the Company.

Other income was positively impacted by the reduction in impairment of goodwill and intangibles to $0 for the year ended March 31, 2024, compared to a charge of ($0.9) in the same period in the prior year.

Impairment of investment

The Company evaluates its non-marketable equity securities for impairment in each reporting period based on a qualitative assessment that considers various potential impairment indicators. Based on such assessment company impaired its investment of $3.4 million.

Income Tax Expense/(Benefit)

Income tax expense increased by $ 0.02 million, or 44%, for the year ended March 31, 2024, compared to the same period in the prior year.

Non-GAAP Financial Measures

Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure which excludes the impact of finance costs, taxes, depreciation & amortization and certain other items from reported net profit or loss. We believe that Adjusted EBITDA aids investors by providing an operating profit/loss without the impact of non-cash depreciation and amortization and certain other items to help clarify sustainability and trends affecting the business. For comparability of reporting, management considers non-GAAP measures in conjunction with U.S. GAAP financial results in evaluating business performance. Adjusted EBITDA should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The following table reconciles our net loss reported in accordance with GAAP to Adjusted EBITDA:

	For the year ended March 31,
Particulars	2024	2023
Net loss	(99,859,078)	(14,201,151)
Adjusted for:
Other (income)/expense net	(838,728)	6,358
Interest (income)/expense	2,291,123	776,023
Fair value changes in financial instruments carried at fair value(1)	19,475,005	1,009,374
Gain on deconsolidation of subsidiaries	(2,098,745)	-
Impairment of goodwill and intangibles with definite life	-	919,517
Impairment of investment	3,395,234	-
Tax (benefit)/expense	(23,648)	(42,265)
Depreciation and amortization	2,185,858	1,624,208
Stock based compensation expense	56,303,135	-
Non-cash expenses	1,048,464	-
Non-recurring expenses	7,685,859	-
Adjusted EBITDA	(10,435,521)	(9,907,936)

(1)
Fair value changes in financial instruments are considered to be financing costs as they relate to convertible notes and liability-classified preferred stock warrants previously issued in financing transactions. These changes are non-cash as the Company does not have an unconditional obligation to settle the convertible notes and preferred stock warrants in cash. These changes in fair value are affected by the Company’s own share price as these are settleable/convertible into the Company’s Ordinary Shares.

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

Liquidity and Capital Resources

Since our incorporation, we have financed our growth through a blend of equity, convertible instruments, debt (including working capital lines), and customer payments. As of March 31, 2024, we have raised an aggregate of $43.3 million, net of issuance costs, through the issuance of preferred stock of Roadzen DE and convertible instruments. Our accumulated deficit stood at $151.5 million as of March 31, 2024 up from $ 51.2 million from previous year. These accumulated deficit stem from substantial operating losses, which amounted to $36.1 million and $32.6 million, fair valuation losses of $37.1 million and $17.7 million, RSU vesting losses of $56.3 million and $0, transaction costs arising from the Business Combination of $17.7 million and $0 and impairment of investment and intangible assets of $4.3 million and $0.9 million as of March 31, 2024 and 2023, respectively. We anticipate that we will continue to experience operating losses and generate negative cash flows from operations over an extended period due to the planned investments in our business. Consequently, we will need to secure additional capital resources to support the execution of our strategic initiatives for growing our business in the coming years.

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain customers, the continued market acceptance of our solutions, the timing and extent of spending to support our efforts to develop our platform, and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. We will be required to seek additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	For the year ended March 31,		Change amount
Particulars	2024	2023
Cash flow from operating activities:

Net loss including non-controlling interest	(99,859,078)	(14,201,151)	(85,657,927)
Adjustments for cash flow from operation	83,833,027	3,427,769	80,405,258
Changes in working capital	598,519	3,226,678	(2,628,159)
Net cash used in operating activities	(15,427,532)	(7,546,704)	(7,880,828)

Cash flow from investing activities:
Purchase of property, plant and equipment	(455,924)	(842,045)	386,121
Proceeds from sale of property, plant and equipment	-	686	(686)
Acquisition of businesses	(5,749,200)	-	(5,749,200)
Investment in mutual funds	(500,000)	-	(500,000)
Net Cash used in investing activities	(6,705,124)	(841,359)	(5,863,765)

Cash flow from financing activities:
Proceeds from business combination	26,824	-	26,824
Proceeds from issue of preferred stock	6,079,409	458,000	5,621,409
Proceeds from exercise of preferred share warrants	-	9,996	(9,996)
Proceeds from long-term borrowings	2,438,014	4,107,029	(1,669,015)
Repayment of long-term borrowings	(11,684)	(612,645)	600,961
Net proceeds/(payments) from short-term borrowings	13,039,186	4,398,343	8,640,843
Net cash generated from financing activities	21,571,749	8,360,723	13,211,026

Operating Activities

Our largest sources of cash provided by operations are increases in accounts payables and payments received from our customers. Our primary uses of cash from operating activities include employee-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses and other overhead costs.

Cash used in operating activities was $15.4 million for the year ended March 31, 2024, compared to $7.5 million for the year ended March 31, 2023. This consisted of a net loss of $99.9 million and net cash inflows of $0.6 million provided by changes in our operating assets and liabilities, and partially assisted by non-cash charge add-backs of $83.8 million. The non-cash charges were primarily comprised of fair valuation losses of $19.5 million, stock-based compensation of $56.3 million, depreciation and amortization of $2.2 million, provision for doubtful accounts of $5.2 million, impairment of investment of $3.4 million, gain on deconsolidation of subsidiaries $2.1 million, and unrealized foreign exchange gain of $0.5 million.

Net cash used in operating activities increased from $7.5 million for the year ended March 31, 2023 to $15.4 million for the year ended March 31, 2024 primarily due to an increase in receivables and payables due to the acquisitions of NAC and GIM, stock-based compensation and Forward Purchase Agreement.

Investing Activities

Cash used in investing activities was $6.7 million for the year ended March 31, 2024, which primarily consisted of $5.7 million for the acquisitions of GIM and NAC, $0.5 million consisting of an investment made in a mutual fund (held for sale), and $0.5 million of capital expenditures for additional office facilities.

Cash used in investing activities was $0.8 million for the year ended March 31, 2023, which primarily consisted of capital expenditures or additional office facilities.

Financing Activities

We have generated negative cash flows from operations since our inception and have supplemented working capital through net proceeds from the issuance of preferred equity securities of Roadzen (DE) as well as the issuance of debt. Cash provided by financing activities was $21.6 million for the year ended March 31, 2024, which primarily consisted of $6.1 million of proceeds from the issuance of common and preferred stock of Roadzen (DE) and $15.5 million of loans from banks and other parties.

Cash provided by financing activities was $8.4 million for the year ended March 31, 2023, which primarily consisted of loans from banks and other parties.

Forward Purchase Agreement

On August 25, 2023, the Company (then named Vahanna Tech Edge Acquisition I Corp.) entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Seller”) (the “Forward Purchase Agreement” or "FPA") for OTC Equity Prepaid Forward Transactions, as summarized in the Current Report on Form 8-K filed by the Company on September 26, 2023 (the “Prior 8-K”). Capitalized terms used but not defined herein have the meanings given to them in the Prior 8-K and/or the Forward Purchase Agreement.

On January 30, 2024, the Company and the Seller entered into an amendment to the Forward Purchase Agreement (the “Amendment”). The Amendment amends the section of the Forward Purchase Agreement regarding a Prepayment Shortfall by providing that the Company has the option, at its sole discretion, at any time up to 45 days prior to the Valuation Date, to request up to $5 million in Prepayment Shortfall via ten separate written requests to Seller in the amount of $500,000 each (each, an “Additional Shortfall Request”), provided that at the time of any Additional Shortfall Request (i) Seller has recovered 117% of the prior Additional Shortfall Request, if any, via Shortfall Sales and (ii) the VWAP Price over the ten trading days prior to such Additional Shortfall Request multiplied by the then current Number of Shares less Shortfall Sale Shares held by Seller is at least seven times greater than such Additional Shortfall Request. In addition, the Amendment amends the section of the Forward Purchase Agreement regarding Prepayment Shortfall Consideration by eliminating the 180-day period following a Trade Date before Seller may commence selling Recycled Shares and by permitting such sales without payment by Seller of any Early Termination Obligation until such time as the proceeds from such sales equal 117% (instead of 100% as originally provided in the Forward Purchase Agreement) of the Prepayment Shortfall. As of March 31, 2024, the Company has received $3.8 million in aggregate proceeds from the Seller. As of June 20, 2024, subsequent to the balance sheet date, the Company has made one Additional Shortfall Requests and has received additional $1 million aggregating $4.8 million in total proceeds from the Seller.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2024:

	For the year ended March 31, 2024
	Total	Less than 1 year	1-3 years	3-5 years	After
Debt(1)	19,456,233	17,983,300	1,405,732	67,201	-
Operating leases(2)	779,058	368,092	269,682	71,802	69,482
Deferred revenue	1,384,821	656,968	717,774	7,133	2,946
Accounts payable and accrued expenses	28,712,743	28,712,743	-	-	-
Total	50,332,855	47,721,103	2,393,188	146,136	72,428

(1)
The amount of debt represents carrying amount of borrowings (excluding interest) which the Company is obligated to repay in cash.
(2)
The Company leases office space under non-cancelable operating lease agreements, which expire on various dates through September 2028. The operating lease includes $151,400 of imputed interest due to the implementation of ASC-842.

Description of Indebtedness:

Particulars	As of March 31, 2024	As of March 31, 2023
Loans from banks	112,169	307,228
Secured debentures	2,214,754	3,198,569
Convertible debenture	1,374,481	-
Less: current portion of long-term borrowings	(2,228,471)	(2,852,528)
	1,472,933	653,269

Description of Operating Leases:

Particulars	As of March 31, 2024
Operating Leases:
Short-term operating lease liabilities	358,802
Long-term operating lease liabilities	268,856
Total operating lease liabilities	627,658

Senior Secured Mizuho Notes

On June 30, 2023, Roadzen entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Mizuho Securities USA LLC (“Mizuho”), as administrative agent and collateral agent, and certain purchasers that may become party thereto from time to time, as purchasers of the senior secured notes (together with Mizuho, the “Mizuho Purchasers”), pursuant to which the Mizuho Purchasers purchased an aggregate principal amount of $7,500,000 of the senior secured notes (the "Mizuho Notes"). Except as otherwise permitted under the Note Purchase Agreement, the obligations of Roadzen and our subsidiary guarantors under the Mizuho Notes (collectively, the “Loan Parties”) constitute direct and unconditional senior obligations of each of the Loan Parties and will at all times rank at least equal in right of payment with all other present and future indebtedness and other obligations of each of the Loan Parties.

The Mizuho Notes bear interest at a rate of 15.0% per annum, which will automatically increase by 5% if we fail to prepay the Mizuho Notes upon the occurrence of certain mandatory prepayment events as set forth in the Note Purchase Agreement. The Mizuho Notes mature on June 30, 2024; however, we may prepay all or any portion of the Mizuho Notes prior to maturity at our option without penalty. On June 30, 2024, Mizuho granted to the Company a waiver until July 31, 2024 thereby waiving the obligation to repay the Loan while the parties continue negotiations to extend the Loan and to possibly advance additional funds. There can be no assurance that the Loan will ultimately be extended beyond July 31, 2024 or that additional funds will be made available.

As a condition precedent to closing under the Note Purchase Agreement, Roadzen entered into a Security Agreement, pursuant to which each of the Loan Parties granted a first priority lien on substantially all of its assets to Mizuho, as administrative agent and collateral agent for the Purchasers.

Pursuant to the Note Purchase Agreement, because the Mizuho Notes were not repaid in full by December 30, 2023, we became obligated to issue to the noteholders warrants to purchase ordinary shares of Roadzen vesting in different amounts each month up to a number of Ordinary Shares equal to 2.5% of the interests of the issuer on a fully diluted basis as of the date of the Note Purchase Agreement (the “Mizuho Warrants”). The shares underlying the Mizuho Warrants are referred to herein as the “Mizuho Warrant Shares.”

Pursuant to the terms of the Note Purchase Agreement, the Mizuho Warrants vest as follows until the full repayment of the Mizuho Notes: 40% as of December 27, 2023, approximately six and two-thirds percent (6.67%) on each of the five (5) consecutive months thereafter, and 26.67% on June 24, 2024. As of the date of this Annual Report, all of the Mizuho Warrants have vested representing a right to purchase 1,432.517 Ordinary Shares.

The Mizuho Warrants, to the extent vested, will be exercisable at a purchase price of $0.001 per share and may be exercised on a cashless basis. In the event of an acquisition of the issuer or similar transaction, the Mizuho Warrants, to the extent unexercised, will be deemed to have been automatically exercised on a cashless basis immediately prior to such acquisition or similar transaction. The Mizuho Warrants will expire five (5) years after issuance or earlier upon a voluntary or involuntary dissolution, liquidation, or winding up of the issuer. The number of Mizuho Warrant Shares underlying and the applicable exercise price of the Mizuho Warrants are subject to customary adjustment for dividends, splits, reclassifications and other modifications. The Purchasers will also receive registration rights and other customary protections with respect to the Mizuho Warrant Shares.

The Note Purchase Agreement contains certain covenants that restrict the Note Parties’ ability to, among other things, transfer or sell assets, create liens, incur indebtedness, make payments and investments and transact with affiliates. Additionally, the Loan Parties are collectively required to maintain a cash reserve of at least $1 million in the aggregate to satisfy the minimum liquidity condition as set forth in the Note Purchase Agreement.

The Note Purchase Agreement provides for customary events of default, if not cured or waived, would result in the acceleration of substantially all of the outstanding debt and interest owed under the Mizuho Notes (and any other debt containing a cross-default or cross-acceleration provision) and default interest of an additional two percent (2.0%) for so long as an event of default is continuing.

Roadzen used the proceeds of the Mizuho Notes to support general corporate and working capital requirements of its India subsidiaries, to pay a portion of the purchase price to acquire GIM, and for other general corporate purposes.

December 2023 Junior Unsecured Convertible Debenture

On December 15, 2023, the Company issued a Securities Purchase Agreement (the "December 2023 Convertible SPA"), among the Company and the investors party thereto from time to time. Pursuant to the terms of the December 2023 Convertible SPA, the Company may issue and sell an aggregate of up to $50 million in principal amount of convertible debentures (the “December 2023 Convertible Debentures”), on a private placement basis (collectively, the “December 2023 Private Placement”). The Company held an initial closing of the December 2023 Private Placement, at which it received $400,000 in proceeds on December 15, 2023. On January 19, 2024, the Company issued an additional convertible debenture under the December 2023 Convertible SPA in the principal amount of $500,000 to Supurna VedBrat (the “VedBrat Debenture”), a director of the Company, for a purchase price equal to the principal amount of the VedBrat Debenture. Also on January 19, 2024, Ms. VedBrat became a party to the December 2023 Convertible SPA and entered into a letter agreement with the Company (the “Letter Agreement”) with respect to her investment in the Company pursuant to the VedBrat Debenture. On February 7, 2024 the Company issued an additional convertible debenture under the December 2023 Convertible SPA in the principal amount of $200,000 and may sell additional Debentures at additional closings from time to time.

The Company has used, and expects to use future net proceeds from the December 2023 Private Placement for working capital and general corporate purposes. The Convertible SPA contains certain representations and warranties customary for similar transactions. In addition, the Company has agreed to file a registration statement with the Securities Exchange Commission to register for resale the Ordinary Shares, $0.0001 par value per share, issuable upon conversion of the December 2023 Convertible Debentures, subject to certain conditions.

The December 2023 Convertible Debentures bear interest, in arrears, at a rate of 13% per annum, payable semi-annually commencing on June 15, 2024, and matures on December 15, 2025. Interest is payable in kind, subject to the right of the Company to make any interest payments in cash. The Debentures are convertible into the Company’s Ordinary Shares, at the election of the holder at any time at an initial conversion price of $10.00 per Ordinary Share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. In addition, if the average volume weighted average price of the Ordinary Shares for the 30 trading days immediately preceding December 15, 2024 (the “Average VWAP”) is less than the Conversion Price then in effect, the Conversion Price will be adjusted to an amount equal to such Average VWAP, subject to a floor of 85% of the Conversion Price then in effect. The Company has the right to require the Debentures to be converted into Ordinary Shares if the closing price of the Ordinary Shares exceeds 130% of the then-applicable Conversion Price for any 20 trading days within a consecutive 30 trading day-period. Holders of the December 2023 Convertible Debentures have the right to require the Company to repurchase the December 2023 Convertible Debentures for a price equal to 101% of the outstanding principal amount of the December 2023 Convertible Debentures, plus any accrued but unpaid interest, in the event of a “Fundamental Change” (as defined in the December 2023 Convertible Debentures).

The indebtedness evidenced by the December 2023 Convertible Debentures is subordinate to all other indebtedness of the Company. The Company has agreed in the December 2023 Convertible Debentures that it will not, while the December 2023 Convertible Debentures remain outstanding, incur additional indebtedness other than indebtedness (i) evidenced by other December 2023 Convertible Debentures, (ii) senior to the December 2023 Convertible Debentures in an aggregate principal amount of no more than $50 million and (iii) pari passu or junior to the December 2023 Convertible Debentures in an aggregate principal amount of no more than $50 million. The December 2023 Convertible Debentures contain customary events of default, including defaults in payment or performance that remain uncured after specified cure periods and certain events of bankruptcy.

Pursuant to the terms of the Letter Agreement, the Company has (i) granted Ms. VedBrat certain most favored nations rights with respect to future issuances of securities while the VedBrat Debenture is outstanding and (ii) agreed to issue to Ms. VedBrat, warrants to purchase a number of Ordinary Shares equal in value as of December 15, 2023 to ten percent (10%) of the original principal balance of the VedBrat Debenture, at an exercise price of $8.50 per share. The Company entered into a substantially similar letter agreement with the first investor that purchased December 2023 Convertible Debentures at the initial closing under the December 2023 Convertible SPA.

Senior Secured 2024 Notes

On March 28, 2024, the Company entered into a Securities Purchase Agreement (the “March 2024 SPA”) with Supurna VedBrat and Krishnan-Shah Family Partners, LP (together, the “2024 Purchasers”). Ms. VedBrat is a director of the Company. Ajay Shah, another director of the Company, and his wife, are trustees of the general partner of the Krishnan-Shah Family Partners, LP. Pursuant to the terms of the March 2024 SPA, the Company agreed to issue and sell to the 2024 Purchasers, and the 2024 Purchasers agreed to purchase from the Company, an aggregate of up to $2.0 million in principal amount of the senior secured notes (the "2024 SPA Notes"), for a purchase price equal to the principal amount of the 2024 SPA Notes. Each of the 2024 Purchasers purchased $500,000 in principal amount of the 2024 SPA Notes on the date of the March 2024 SPA (the "March 2024 Notes"). On May 23, 2024, subsequent to the date of the balance sheet, Ms. VedBrat purchased an additional $500,000 in principal amount of the 2024 SPA Notes (the "May 2024 Note").

Pursuant to the terms of the March 2024 SPA, the Company may issue and sell up to an additional $2.0 million in aggregate principal amount of the 2024 SPA Notes to one or more other purchasers (who would become “2024 Purchasers” under the March 2024 SPA). The March 2024 SPA contains certain representations and warranties customary for similar transactions. In addition, the March 2024 SPA contains covenants by the Company, including requirements to cause each of its subsidiaries (other than certain excluded subsidiaries) to guaranty the Company’s obligations under the 2024 SPA Notes, to comply with the Agreed Upon Reporting Requirements, and to take certain actions required to grant the 2024 Purchasers perfected security interests in the assets of the Company and its subsidiaries (subject to the existing liens of Mizuho). Pursuant to the terms of the March 2024 SPA, the Company and the 2024 Purchasers will enter into the Buyer Security Documents as defined in the March 2024 SPA.

The 2024 SPA Notes bear interest at a rate of 17.5% per annum and mature on the six-month anniversary of funding of the respective note (the “Initial Rate Adjustment Date”). Interest is payable in cash or in kind, at the option of the Company, on each three-month anniversary of funding through the Initial Rate Adjustment Date (after which date all interest is payable in cash unless the parties agree to payment in kind). The Company’s failure to repay all principal and accrued interest by the Initial Rate Adjustment Date would not constitute an event of default under the applicable 2024 SPA Note, however, the interest rate payable under such 2024 SPA Note would increase on such date to 19.5% per annum going forward, and thereafter would increase by an additional 200 basis points on each monthly anniversary of the Initial Rate Adjustment Date until each of the respective 2024 SPA Notes is paid in full, subject to a maximum interest rate of 29.5% per annum. Following the Initial Rate Adjustment Date, all unpaid principal and accrued interest would be payable within five business days of the holder’s written demand. If any interest under the 2024 SPA Notes is paid in kind, such payment would be made through the issuance of that number of the Company’s ordinary shares, $0.0001 par value per share (“Ordinary Shares”), calculated by dividing the amount payable by the lowest of (i) $8.00, (ii) the volume-weighted average price (“VWAP”) of the Ordinary Shares over the 60 trading days ending three trading days prior to the interest payment date, (iii) the opening price per share of the Ordinary Shares in any public offering of Ordinary Shares after the issuance of the respective 2024 SPA Notes, and (iv) the price per Ordinary Share after market close on the first day of trading following any such public offering of Ordinary Shares.

The indebtedness evidenced by the 2024 SPA Notes is intended to rank senior to all outstanding and future indebtedness of the Company, other than the Company’s outstanding indebtedness to Mizuho, and is to be secured pursuant to the Buyer Security Documents. The 2024 SPA Notes contain covenants of the Company that, among other things, prohibit the Company from incurring additional indebtedness or liens, subject to certain exceptions, for so long as the 2024 SPA Notes are outstanding. The 2024 SPA Notes contain customary events of default, including certain defaults in payment or performance and certain events of bankruptcy.

Also pursuant to the terms of the March 2024 SPA, the Company agreed to issue to each Purchaser warrants (the “Warrants”) to purchase, for each $10,000 in original principal amount of 2024 SPA Notes purchased, 1,000 Ordinary Shares. Each Warrant will be exercisable at any time during the period commencing on March 28, 2025 (the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of the Company, if earlier). The exercise price of the Warrants is equal to 80% of the lower of (i) the VWAP of the Company’s Ordinary Shares (RZDN), as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding, (ii) the opening price of any public offering of straight equity securities of the Company occurring within six months after the issue date of the Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. The Warrants have customary anti-dilution protections in the event the Company declares dividends or distributions on the Ordinary Shares or subdivides, combines or reclassifies its outstanding Ordinary Shares. Pursuant to the terms of the Warrants the Company has agreed that it will, within 30 days of the date of the March 2024 SPA, enter into a registration rights agreement with respect to the Ordinary Shares issuable upon conversion of the Warrants. On April 22, 2024, the Company issued Warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP. On June 20, 2024, the Company issued Warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat and the Company expects to issue Warrants to purchase an additional 50,000 Ordinary Shares to Ms. VedBrat in connection with her purchase of the May 2024 Note.

Secured, Non-Convertible 2022 Debentures

One of our material subsidiaries issued Secured, Non-Convertible Debentures with NP1 Capital Trust with an aggregate principal amount of $3.7 million during the FY. 22-23 with varying maturity dates between January 2024 and July 2024 and interest rates ranging from 19.25% to 20.00% per annum. The principal outstanding as on March 31, 2024 is $2.22 million.

Deconsolidation of subsidiaries

During the year ended March 31, 2024, the Company ceases to hold board control over following entities as a result it has neither got board control nor a controlling financial interest in these subsidiaries from the date of deconsolidation. Entire interest in the below mentioned subsidiaries ceases to exist because of no continued operations within these entities and as on March 31, 2024 there is no retained investment. None of these subsidiaries will remain as a related party after deconsolidation from their respective loss of control dates.:

1.
Peoplebay Consultancy Services Private Limited engaged in the business of marketing services which includes product launches, road shows for corporate clients was deconsolidated with effect from October 1, 2023 ;
2.
FA Events & Media Private Limited engaged in the business of marketing services which includes product launches, road shows for corporate clients was deconsolidated with effect from October 1, 2023; and
3.
FA Premium Insurance Private Limited engaged in the services of insurance broking was deconsolidated with effect from January 1, 2024

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates and foreign exchange risks.

Interest Rate Risk

Cash and loans

As of March 31, 2024, we had $11.6 million of cash and cash equivalents, including $0.4 million of non-current restricted cash, and $19.5 million of repayable debt in the form of loans from banks and other parties. Our cash and cash equivalents and loans are held for working capital purposes. As of March 31, 2024, we do not believe a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have had a material impact on our consolidated financial statements.

Convertible Notes

As of March 31, 2024, we have no variable rate convertible notes outstanding.

Foreign Currency Exchange Risk

Transaction Exposure

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All our revenue is generated in local currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in India, the U.K. and the U.S. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Translation Exposure

We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars. If there is a change in foreign currency exchange rates, the translating adjustments resulting from the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a gain or loss recorded as a component of accumulated other comprehensive loss which is part of stockholders’ equity.

Price Risk

We have invested in common stock of two private companies, Moonshot — Internet SAS and Daokang (Beijing) Data Science Company Ltd, which were accounted for under the measurement alternative. These investments are considered as long-term, strategic investments. Valuations of our equity investments in private companies are inherently more complex due to the lack of readily available market data. Volatility in the global economic climate and financial markets could result in a significant impairment charge relating to our non-marketable equity securities. Further, observable transactions at lower valuations could result in significant losses on our non-marketable equity securities.

Critical Accounting Policies and Estimates

We believe that certain accounting policies involve a high degree of judgment and complexity. The application of accounting policies and preparation of our consolidated financial statements in conformity with GAAP require us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described in our consolidated financial statements. These estimates involve estimating allowance for accounts receivable, fair values of financial instruments, measurement of defined benefit obligations, impairment of non-financial assets, useful lives of property plant and equipment and intangible assets, income taxes, certain deferred tax assets and tax liabilities, and other contingent liabilities. See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report for a description of our significant accounting policies involving these estimates and judgments.

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

Recent Accounting Standards

Management is currently evaluating the impact of any recently issued, but not yet adopted, accounting standards, on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 20, 2023, our Audit Committee approved the engagement of ASA & Associates LLP (“ASA”) (Baker Tilly International network member) as Roadzen’s independent registered public accounting firm to audit Roadzen’s consolidated financial statements for the year ending March 31, 2024. Accordingly, Marcum LLP (“Marcum”), Vahanna’s independent registered public accounting firm prior to the Business Combination, was informed as of September 20, 2023 that it would be dismissed and replaced by ASA as Roadzen’s independent registered public accounting firm. ASA served as the independent registered public accounting firm of Roadzen (DE) prior to the Business Combination.

The report of Marcum on Vahanna’s balance sheets as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2022 and for the period from April 22, 2021 (inception) through December 31, 2021, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that such report contained an explanatory paragraph which noted that there was substantial doubt as to Vahanna’s ability to continue as a going concern because of Vahanna’s liquidity condition and date for mandatory liquidation.

During the period from April 22, 2021 (inception) through December 31, 2022, and subsequent interim periods through September 20, 2023 there were no disagreements between Vahanna and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreement in connection with its report covering such period.

During the period from April 22, 2021 (inception) through December 31, 2022, and subsequent interim periods through September 20, 2023, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act (“Regulation S-K”)).

During the period from April 22, 2021 (inception) through September 20, 2023, neither Vahanna nor anyone on Vahanna’s behalf consulted with ASA regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of Vahanna or Roadzen, and no written report or oral advice was provided to Vahanna by ASA that ASA concluded was an important factor considered by Vahanna or Roadzen in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is described in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Annual Report, the effectiveness of Roadzen’ disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Roadzen’ disclosure controls and procedures were effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Roadzen’ internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Roadzen’ internal control over financial reporting includes those policies and procedures that:

(1)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2024.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

The following persons currently serve as Roadzen’s executive officers and directors. For biographical information concerning the executive officers and directors, see below.

Name	Age	Position
Rohan Malhotra	38	Chief Executive Officer and Director
Jean-Noël Gallardo	48	Chief Financial Officer
Ankur Kamboj	42	Chief Operating Officer
Xavier Blanchard	57	Global Head of Strategy and Insurance
Saurav Adhikari	65	Director
Steven Carlson	64	Chairman and Director
Ajay Shah	63	Director
Supurna VedBrat	47	Director
Zoe Ashcroft	58	Director
Diane B. Glossman	68	Director

Executive Officers

Rohan Malhotra, Chief Executive Officer, serves as the Chief Executive Officer and a director of Roadzen. Mr. Malhotra founded Roadzen (DE) in 2015 and has served as its Chief Executive Officer since its inception. Previously, Mr. Malhotra served as the Chief Executive Officer of Avacara Global Solutions, an enterprise software and data analytics company that provided product development services to Fortune 500 companies, from June 2011 to July 2014. Mr. Malhotra holds a bachelor’s degree in Engineering from NSIT, Delhi University, India and a master’s degree in Electrical and Computer Engineering from Carnegie Mellon University where he studied robotics, AI and control systems. We believe that Mr. Malhotra, as the founder of Roadzen, has years of experience operating Roadzen and is committed to its continued growth, making him a qualified to serve as a director.

Jean-Noël Gallardo, Chief Financial Officer, serves as the Chief Financial Officer of Roadzen. Prior to his appointment as Roadzen’s CFO, Mr. Gallardo, served as Roadzen’s Interim Global Chief Financial Officer since October 2023, and prior to that was Vice President of Finance at Aclaimant, Inc., an Insurtech platform for safety and risk management, from November 2020 to February 2023. His prior roles include CFO of LJR Holdings, Inc., a privately-held California-based holding company with third-party claims administrator and managed care subsidiaries, Vice President of Finance for Gallagher Bassett Services, Inc., the risk management unit of international broker Arthur J. Gallagher & Co., and leading the FP&A function for CNA’s Small Commercial business. Mr. Gallardo began his career in investment banking, focusing on M&A for middle-market companies throughout North America. He earned his MBA in Finance from the Kellstadt Graduate School of Business, DePaul University and a Bachelor of Science, Commerce with major in Finance, at Driehaus College of Business, DePaul University.

Ankur Kamboj, Chief Operating Officer, has served as Chief Operating Officer of Roadzen since April 2017. Prior to Roadzen, Ankur served as the Head of Network at AXA Assistance — India, where he was responsible for building the assistance network. Additionally, Ankur held P&L responsibility with multi-brand automotive players like Mahindra and Carnation Auto to build and scale the business in assigned regions. While at Citi, Ankur led digital marketing for customer acquisition and oversaw new customer onboarding. Ankur also held last mile communication and sales roles at Samsung and Nestle. Ankur holds a bachelor’s degree in business administration from Punjab University and a post graduate diploma in management from Institute of Chartered Financial Analysts of India University (ICFAI).

Xavier Blanchard, Global Head of Strategy and Insurance, serves as the Global Head of Strategy and Insurance of Roadzen. Mr. Blanchard brings extensive insurance industry experience, having held numerous leadership position across key international market, including France, the UK, Japan, and South East Asia, for AXA Group. Mr. Blanchard served as Global Head of Savings of AXA from October 2007 to February 2011, Regional Chief Marketing Officer from February 2011 to March 2013, CEO – Asia Region from March 2013 to July 2017 and AXA Travel Insurance CEO and Global Head of Specialized Insurance from July 2017 to July 2022. Additionally, Mr. Blanchard served as a member of the board of directors of AXA Travel Insurance from July 2017 to July 2022, of IPA Dublin and AXA Travel Insurance Ireland from July 2017 to March 2022, and of GMIL from March 2019 to July 2022. Xavier Blanchard holds a master’s degree from EM Lyon.

Non-Employee Directors

Saurav Adhikari serves as a director of Roadzen. Mr. Adhikari is a senior global business leader with approximately four decades of deep domain expertise in global businesses, across technology, fast-moving consumer goods (“FMCG”), and consumer durables sectors in global markets. During the last two decades, he has served in the technology sector with HCL, a global technology solutions provider. He has served as the founding President of HCL’s startup corporate networking firm, has led a team as President of HCL’s BPO North America business that established a multi-hundred million dollar IT enabled services business, and has worked on several multi-hundred million dollar inorganic investments in technology and software, including the acquisition of Actian (transaction value USD 330 million), carve-outs of multiple IBM product suites, a joint venture between HCL and CSC, and an acquisition of 51% ownership in BPO and Software joint venture DSL Software in India. This helped HCL pivot to a leading intellectual property led solutions company. He has built deep relationships in global private equity and venture capital firms, while creating large, successful, value-based partnerships between HCL and private equity owned technology and technology-enabled businesses, which are considered groundbreaking in the industry. At HCL, he held various executive positions from 2009 to 2019, the last being President, Corporate Strategy, working directly with the Founder & Chairman with oversight across the group’s business, as well as the not-for-profit Shiv Nadar Foundation. Mr. Adhikari has been a board member of Goodricke Group Ltd, an owner-operator of tea farms across India and publicly traded on the NSE of India and the BSE since 2019, Accelya Solutions India Ltd., a technology solutions provider to the air transport industry and publicly traded on the NSE and BSE since 2022, and Bridgeweave Ltd, UK, an AI-based financial technology (“fintech”) company since 2021. He works as a technology advisor and investor with interests across AI-based fintech and healthcare firms, as well as analytics, IoT and logistics firms. He also serves as a Senior Advisor to the Shiv Nadar Foundation’s not-for-profit institutions and is a board member of Shiv Nadar University, India. His prior experience also includes several global senior leadership and executive roles across Unilever, PepsiCo and Groupe SEB. Mr. Adhikari received his MBA from Bombay University, his Bachelor’s in Arts (Honors) in Economics from Delhi University, India, and his AMP from INSEAD Fontainebleau, France. Mr. Adhikari served as Chairman of Vahanna from June 2021 until the closing of the Business Combination. Mr. Adhikari is qualified to serve as a director because of his decades of experience operating and growing companies in the technology sector and valuable network formed during his professional career.

Steven Carlson serves as the chairman and a director of Roadzen. Mr. Carlson has served as one of the independent directors of Quantum Fintech Acquisition Corp. since February 2021. Since 2016, Mr. Carlson has served as Co-Chairman of Magellan Global, a financial services holding company which owns Marco Polo Exchange (which owns Marco Polo Securities Inc., a distribution platform enabling foreign financial services firms to market their products in the United States and other select jurisdictions worldwide) for which he serves as Co-Chairman. He also currently serves as the Managing Partner of Pi Capital International LLC and several other early stage firms. Pi Capital, a global advisory firm headquartered in New York City, provides capital raising, M&A advisory, and general corporate advisory services. Securities are offered through an affiliate, Marco Polo Securities, Inc. Marco Polo Securities, Inc. is a distribution platform enabling foreign financial services firms to market their products in the United States and other select jurisdictions worldwide; Mr. Carlson serves as CEO of Marco Polo Securities. Before founding Pi Capital, Mr. Carlson was President and Head of Investment Banking at INTL FCStone Financial Inc. (“INTL”) from 2010 to 2016. Prior to that, Mr. Carlson was the founder, Chairman and Chief Executive Officer of the Provident Group, a boutique investment banking firm providing capital raising, M&A and other corporate finance advisory services to firms globally. Provident Group was acquired by INTL in 2010. Prior to forming Provident in December 1998, Mr. Carlson was a Managing Director at Lehman Brothers holding various senior positions at the firm, including Global business head of emerging markets, head of the Institutional Client Group, mortgage-backed trading desk, and mortgage-backed research. Mr. Carlson began his career at Fannie Mae. Mr. Carlson graduated with a Bachelor of Arts in Economics from the University of Maryland and obtained a master’s degree in Public Policy from the Kennedy School of Government at Harvard University. We believe Mr. Carlson is well qualified to serve as a director due to his 30 years of experience in the financial services industry in various leadership positions, as well as his investment banking and entrepreneurial experience, having founded and managed several businesses.

Ajay Shah serves as a director of Roadzen, and served as a director of Vahanna until the closing of the Business Combination since November 2021. Mr. Shah previously was a Managing Partner at Silver Lake, a global private equity investment firm from 2007 to 2021, and was the co-founder and Managing Partner of the firm’s middle market growth fund, Silver Lake Sumeru. Mr. Shah served as Chairman of the board of SMART Global Holdings (“SGH”), a publicly-held Silver Lake portfolio company that he co-founded in 1989, and served as a board member from 2011 to 2022. He previously served as President and Chief Executive Officer of SGH from February 1989 to December 2000 and then again from May 2018 to September 2020. He also previously served as the CEO of Maui Greens, Inc., an early-stage agriculture technology company, from February 2021 to February 2022. He also currently serves on the boards of directors of a number of private technology companies including Maui Greens, Inc., Mercury Healthcare (f/k/a Healthgrades) and Vast Data. Mr. Shah previously served on the boards of many public and private technology companies including Magellan Navigation, Inc., AVI-SPL, Inc., CMAC MicroTechnology, Flex, Ingenient Technologies Inc., Power-One, Inc., PulseCore Semiconductor, Spansion Inc. and others. In the not-for-profit sector, he serves on the board of the National Audubon Society and the governing board of the Indian School of Business (ISB). Mr. Shah has a B.S. in Engineering from the Maharaja Sayajirao University of Baroda, India and an M.S. degree in Engineering Management from Stanford University. We believe Mr. Shah is well qualified to serve as a director due to his experience serving on public company boards as well as prior senior management roles in the technology space.

Supurna VedBrat serves as a director of Roadzen. Ms. VedBrat served as Head of Global Trading at BlackRock from July 2011 to February 2023 and oversaw the company’s trading function across asset classes and regions. At BlackRock, she was responsible for driving innovation and setting the trading platform’s strategic vision focused on growth and sustainable scalable trading solutions. Ms. VedBrat also served as a member of the Global Operating Committee and the Investment Subcommittee at BlackRock. Additionally, Ms. VedBrat served as the President of Strategic Solutions Consulting from January 2009 to July 2011 and as a fixed income, commodities and distressed debt analyst at Bank of America from March 2004 to January 2009. Ms. VedBrat’s professional career spans over 25 years in both the U.S. and Europe, and within the financial and the technology industries. She held various positions at Bank of America, ING Barings in London and Lehman Brothers in New York. She started her career as a software engineer with IBM at its research center. Ms. VedBrat is passionate about giving back to the financial community by contributing through mentorship and by serving on the Board of Women in Derivatives (WIND), a non-profit with a mission to advance women in the workforce. Ms. VedBrat has a Computer Science degree from Rutgers University and a Mathematics (Hons) degree from Delhi University, India. We believe Ms. VedBrat is well qualified to serve as a director because of her business acumen across markets, expertise in the financial and technology industries, and leadership skills.

Zoë Ashcroft serves as a director of Roadzen. She has over thirty years’ experience as a corporate and finance lawyer, advising clients on complex cross-border transactions including mergers and acquisitions, strategic alliances and joint ventures, investments, private placements and financings. Ms. Ashcroft co-founded the London office of global law firm Winston & Strawn LLP (“Winston”) in 2003 and served as the head of the U.K. corporate team until 2023. She was also an elected member of Winston’s global executive committee from 2015 to 2018 and led the firm’s Women's Leadership Initiative in London. Before joining Winston, she was an associate attorney and a partner at Morgan, Lewis & Bockius LLP from 1994 to 2003, where she was the head of the U.K. corporate team for many years. Ms. Ashcroft currently serves as a director and non-executive chair of Carbon Pesa Limited, a start-up fintech company in the renewable energy industry, with operations in Kenya. She has been noted in several editions of annual U.K. legal directories such as the Legal 500 U.K. and Chambers U.K. for her expertise in international corporate and finance transactions. Ms. Ashcroft also serves as a trustee on nonprofit organizations, such as Sponsors for Educational Opportunity Limited since 2003, which provides mentoring and internship opportunities across a number of sectors (including investment banking and corporate law) to help prepare talented students from underserved and underrepresented backgrounds for career success, and the British American Drama Academy, which helps actors and students around the world train with leading actors in the U.K. Additionally, since 2010, she has served as a trustee of The Climate Change Organization, a not for profit organization focusing on high-impact climate and energy initiatives with the world’s leading businesses and state and local governments, and was appointed as deputy chair in 2022. Ms. Ashcroft has a Bachelor of Laws from the University of Bristol, U.K. and is qualified as a solicitor of the Supreme Court of England & Wales. We believe Ms. Ashcroft is well qualified to serve as a director because of her deep experience in navigating sophisticated cross-border corporate transactions and her leadership skills.
Diane B. Glossman serves as a director of Roadzen. She spent 25 years as a research analyst, retiring as a Managing Director and head of U.S. bank and brokerage research at UBS. Prior to UBS, Ms. Glossman was co-head of global bank research and head of Internet financial services research at Lehman Brothers. Prior to that, she was co-head of U.S. bank stock research at Salomon Brothers for nine years. Over her sell-side research career, she specialized in money center banks, trust banks and broker-dealers, covering all aspects of banking, fintech and financial services. She was a multiple-time member of Institutional Investor’s All-America Research Team. During her decade on the buy-side, she was responsible for coverage of all financials along with a variety of other industry sectors. She has served as a member of the board of directors of Barclays Bank Delaware since June 2016 and has chaired its Audit Committee since December 2018. She has also served as a member of the advisory board of Barclays US LLC since its inception in April 2015, and since the advisory board’s upgrade into the board of directors, as a member of the board of directors, as chair of the Audit Committee and as a member of the Governance Committee. In addition, since August 2014, she has served as a member of the board of directors and a member of various committees of Live Oak Bancshares, a North Carolina-based bank with more than USD 11 billion of assets as of March 2024, and assisted in its initial public offering. She currently serves as the Chair of Live Oak's Risk Committee and was previously the chair of its Nominations and Governance Committee. Ms. Glossman’s previous board experience includes serving on the board of directors or board of trustees of WMI Holding, FinServ Acquisition Corp., Ambac Assurance and QBE NA. In addition to her directorships, Ms. Glossman has also worked as an independent consultant with a number of banks in the U.S. and U.K. on projects relating to strategy, business execution, and investor communications. Ms. Glossman received a Bachelor of Science in finance and health care administration from the Wharton School of Business at the University of Pennsylvania. We believe Ms. Glossman is well qualified to serve as a director because of her financial expertise, leadership experiences and wide network in the financial industry.

Composition of the Roadzen Board of Directors

When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Roadzen board to satisfy its oversight responsibilities effectively in light of its business and structure, the Roadzen board expects to focus primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business.

The Roadzen board consists of seven (7) members. Each director will be nominated for a one (1) year term to be elected at the subsequent annual meeting of the shareholders. At each succeeding annual meeting of the shareholders of Roadzen, each of the successors elected to replace the directors whose term expires at that annual meeting shall be elected for a one-year term or until the election and qualification of their respective successors in office, subject to their earlier death, resignation or removal.

Board of Directors Meetings

During the year ended March 31, 2024, our board met 7 times, including videoconference meetings, the audit committee met 5 times, the compensation committee met 1 time and the nominating and corporate governance committee met 2 times. All directors attended 75% or more of the aggregate number of meetings of the board, all of the audit committee members attended 75% or more of the audit committee meetings, all of the compensation committee members attended 75% or more of the compensation committee meeting, and all of the nominating and corporate governance committee members attended 75% or more of the nominating and corporate governance committee meetings.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Roadzen’s board of directors has seven (7) directors. Roadzen has determined that each of Mr. Adhikari, Mr. Shah, Ms. VedBrat, Ms. Ashcroft and Ms. Glossman is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

Overview

The policies of Roadzen with respect to the compensation of its executive officers are administered by Roadzen’s board in consultation with its compensation committee. The compensation decisions regarding Roadzen’s executives are based on Roadzen’s need to retain those individuals who continue to perform at or above Roadzen’s expectations and to attract individuals with the skills necessary for Roadzen to achieve its business plan. Roadzen intends to be competitive with other similarly situated companies in its industry.

Roadzen believes that performance-based and equity-based compensation can be an important component of the total executive compensation package for maximizing shareholder value while, at the same time, attracting, motivating and retaining high-quality executives.

Roadzen’s executive officers receive a combination of cash and equity compensation. Roadzen’s compensation committee is charged with performing an annual review of Roadzen’s executive officers’ cash and equity compensation to determine whether they provide adequate incentives and motivation to executive officers and whether they adequately compensate the executive officers relative to comparable officers in other companies. In addition to the guidance provided by its nomination and compensation committees, Roadzen may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases or use of a third-party compensation consultant.

Roadzen’s non-employee directors are currently entitled to receive $200,000 in annual compensation for services rendered to Roadzen. The Chairman and the Audit Chair are entitled to receive an extra $50,000 in annual compensation. The non-employee directors have elected to receive their compensation for fiscal year 2024 only in equity, however, no cash compensation or equity awards have been paid or issued as of this filing.

Roadzen 2023 Incentive Plan

Roadzen adopted the Roadzen 2023 Omnibus Incentive Plan (the “Incentive Plan”), to be administered by the Roadzen board or by a committee or administrator appointed by the board. The purpose of the Incentive Plan is to give employees of Roadzen (including executive and non-executive directors and officers as well as consultants) an opportunity to become shareholders of Roadzen, and thereby to participate in its future long-term success and prosperity. The Incentive Plan includes the following terms and provisions:

•
The total number of shares to be issued under the Incentive Plan (in addition to awards assumed pursuant to the Business Combination) shall initially not exceed ten percent of total issued and outstanding Ordinary Shares (subject to annual increases pursuant to an evergreen provision as provided in the Incentive Plan).
•
Roadzen’s compensation committee shall review the Incentive Plan and shall make recommendations regarding the terms and conditions (including vesting) of each award, which may be based on (but is not limited to) the employment period or performance conditions or any combination thereof as determined by Roadzen’s compensation committee.
•
Roadzen may set customary lock-up provision for the shares issued under the Incentive Plan as well as customary limitations imposed by its Insider Trading Policy.
•
Forfeited shares, which are subject to awards, shall again be available for future grants under the Incentive Plan.
•
Awards granted under the Incentive Plan may be subject to participants entering into customary non-compete and non-solicit agreements with Roadzen if determined by Roadzen’s compensation committee and on the terms set by it.

Committees of the Board of Directors

Roadzen’s board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. The charter of each committee is available on Roadzen’s website.

Audit Committee

Ms. Glossman, Ms. VedBrat and Mr. Adhikari serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three (3) members of the audit committee, all of whom must be independent, subject to the exception described below. Ms. Glossman, Ms. VedBrat and Mr. Adhikari are all independent. Because we list Roadzen’s securities on Nasdaq, we have one (1) year from the date of initial listing to have our audit committee be comprised solely of independent members.

Ms. Glossman serves as chair of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq listing standards and our board of directors has determined that Ms. Glossman is an “audit committee financial expert” as defined in applicable SEC rules.

The purpose of the audit committee is, amongst other things, to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist our board of directors in overseeing and monitoring (i) the quality and integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, (iv) the performance of our internal audit function, and (v) the performance of our independent registered public accounting firm.

Our board of directors has adopted a written charter for the audit committee, which is available on our website.

Compensation Committee

Mr. Adhikari and Mr. Shah serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two (2) members of the compensation committee, all of whom must be independent. Mr. Adhikari and Mr. Shah are both independent. Mr. Adhikari serves as chair of the compensation committee.

The purpose of the compensation committee, amongst other things, is to assist our board of directors in discharging its responsibilities relating to (i) setting our compensation programs and compensation of our executive officers and directors, (ii) monitoring our incentive and equity-based compensation plans, and (iii) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.

Our board of directors has adopted a written charter for the compensation committee, which is available on our website. The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. The compensation committee will consider the independence of each adviser, including the factors required by Nasdaq and the SEC, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser.

Nominating and Corporate Governance Committee

Ms. Ashcroft and Mr. Shah serve as members of our nominating and corporate governance committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two (2) members of the nominating and corporate governance committee, all of whom must be independent. Ms. Ashcroft and Mr. Shah are both independent. Ms. Ashcroft serves as chair of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating and corporate governance committee considers persons identified by its members, management, stockholders, investment bankers and others.

Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our website. The guidelines for selecting nominees generally include that persons to be nominated:

•
should have demonstrated notable or significant achievements in business, education or public service;
•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
•
should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating and corporate governance committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating and corporate governance committee does not distinguish among nominees recommended by shareholders and other persons.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Roadzen board considers the factors set forth above.

The nominating and corporate governance committee will review annually the relationships between directors, the Company and members of management and recommend to the Board whether each director qualifies as “independent” under the Board’s definition of “independence” and the applicable rules of Nasdaq and the Company’s Corporate Governance Guidelines.

Code of Business Conduct

We adopted a new code of business conduct (the “code of business conduct”) that applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, which is available on our website. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Copies of the code of business conduct and charters for each of our committees will be provided without charge upon request from us and are posted on our website. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.

Corporate Governance Guidelines

Our board of directors adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chair of the board, principal executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during the fiscal year ended March 31, 2024. To our knowledge, during the fiscal year ended March 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except for the following late filings: (1) a Form 3 for Jean-Noël Gallardo filed on February 27, 2024; (2) a Form 3 for Element Ventures LP and Element Ventures General Partner LLP filed on May 7, 2024; and (3) a Form 4 for Supurna VedBrat filed on December 14, 2023.

Item 11. Executive Compensation.

Introduction

As an emerging growth company, Roadzen has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section discusses the material components of the executive compensation program for Roadzen’s named executive officers (“NEOs”) for the fiscal year ended March 31, 2024 (“Fiscal Year 2024”), including its Chief Executive Officer Rohan Malhotra, Chief Operating Officer Ankur Kamboj, Global Head of Strategy and Insurance Xavier Blanchard and Roadzen's former Chief Financial Officer Mohit Pasricha. These NEOs were the only Roadzen executive officers serving in Fiscal Year 2024 with compensation in excess of $100,000.

This discussion may contain forward-looking statements that are based on current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that Roadzen adopts could vary significantly from historical practices and currently planned programs summarized in this discussion.

Roadzen Executive Compensation Program

The objective of Roadzen’s compensation program is to provide a total compensation package to its executives, including its NEOs, that will enable Roadzen to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our shareholders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward our executives for performance. The board of directors of Roadzen has historically determined the compensation for Mr. Malhotra.

The Fiscal Year 2024 compensation program for Mr. Malhotra consisted of base salary and a discretionary cash bonus, as described below and was paid in Indian rupees (“INR”), as well as an RSU grant valued in U.S. dollars ("USD") as described below. Amounts paid in INR have been translated into USD using the exchange rate in effect on the last day of Fiscal Year 2024, which was a rate of 1 INR to 0.01208 USD.

•
Base Salary. Mr. Malhotra is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For Fiscal Year 2024, Mr. Malhotra’s annual salary was INR 9,000,000 (USD 108,774).
•
Short-Term Cash Incentives. For Fiscal Year 2024, Roadzen did not pay Mr. Malhotra a discretionary cash bonus. During Fiscal Year 2024, Roadzen did not grant any short-term cash bonuses to Mr. Malhotra pursuant to any non-equity incentive plan.
•
Short-Term Equity Incentives. For Fiscal Year 2024, prior to the Business Combination, Roadzen (DE) granted Mr. Malhotra 206,400 RSUs with a 1-year vesting period. These RSUs were converted to Roadzen (BVI) RSUs at the conversion rate of 27.212 resulting in 5,616,550 Roadzen (BVI) RSUs.
•
Long-Term Equity Incentives. During Fiscal Year 2024, Roadzen did not grant any long-term equity incentive awards to Mr. Malhotra.

The Fiscal Year 2024 compensation program for Mr. Kamboj consisted of base salary and a discretionary cash bonus, as described below and was paid in INR, as well as an RSU grant valued in USD as described below. Amounts paid in INR have been translated into USD using the exchange rate in effect on the last day of Fiscal Year 2024, which was a rate of 1 INR to 0.01208 USD.

•
Base Salary. Mr. Kamboj is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For Fiscal Year 2024, Mr. Kamboj’s annual salary was INR 5,125,000 (USD 61941).
•
Short-Term Cash Incentives. For Fiscal Year 2024, Roadzen did not pay Mr. Kamboj a discretionary cash bonus. During Fiscal Year 2024, Roadzen did not grant any short-term cash bonuses to Mr. Kamboj pursuant to any non-equity incentive plan.

•
Short-Term Equity Incentives. For Fiscal Year 2024, prior to the Business Combination, Roadzen (DE) granted Mr. Kamboj 45,936 RSUs with a 1-year vesting period. These RSUs were converted to Roadzen (BVI) RSUs at the conversion rate of 27.212 resulting in 1,250,000 Roadzen (BVI) RSUs.
•
Long-Term Equity Incentives. During Fiscal Year 2024, Roadzen did not grant any long-term equity incentive awards to Mr. Kamboj.

The Fiscal Year 2024 compensation program for Mr. Blanchard consisted of base salary and a discretionary cash bonus, as described below and was paid in Euros (“EUR”), as well as an RSU grant valued in USD as described below. Amounts paid in EUR have been translated into USD using the exchange rate in effect on the last day of Fiscal Year 2024, which was a rate of 1 EUR to 1.1111 USD.

•
Base Salary. Mr. Blanchard is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For Fiscal Year 2024, Mr. Blanchard’s annual salary was EUR 180,000 (USD 195,652).
•
Short-Term Cash Incentives. For Fiscal Year 2024, Roadzen did not pay Mr. Blanchard a discretionary cash bonus. During Fiscal Year 2024, Roadzen did not grant any short-term cash bonuses to Mr. Blanchard pursuant to any non-equity incentive plan.
•
Short-Term Equity Incentives. For Fiscal Year 2024, prior to the Business Combination, Roadzen (DE) granted Mr. Blanchard 3,675 RSUs with a 1-year vesting period. These RSUs were converted to Roadzen (BVI) RSUs at the conversion rate of 27.212 resulting in 100,000 Roadzen (BVI) RSUs.
•
Long-Term Equity Incentives. During Fiscal Year 2024, Roadzen did not grant any long-term equity incentive awards to Mr. Blanchard.

The Fiscal Year 2024 compensation program for Mr. Pasricha consisted of base salary and a discretionary cash bonus, as described below was and paid in INR, as well as an RSU grant valued in USD as described below. Amounts paid in EUR have been translated into USD using the exchange rate in effect on the last day of Fiscal Year 2024, which was a rate of 1 INR to 0.01208 USD.

•
Base Salary. Mr. Pasricha is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For Fiscal Year 2024, Mr. Pasricha’s annual salary was INR 4,666,667 (USD 56,402).
•
Short-Term Cash Incentives. For Fiscal Year 2024, Roadzen did not pay Mr. Pasricha a discretionary cash bonus. During Fiscal Year 2024, Roadzen did not grant any short-term cash bonuses to Mr. Pasricha pursuant to any non-equity incentive plan.
•
Short-Term Equity Incentives. For Fiscal Year 2024, prior to the Business Combination, Roadzen (DE) granted Mr. Pasricha 20,212 RSUs with a 1-year vesting period. These RSUs were converted to Roadzen (BVI) RSUs at the conversion rate of 27.212 resulting in 550,000 Roadzen (BVI) RSUs.
•
Long-Term Equity Incentives. During Fiscal Year 2024, Roadzen did not grant any long-term equity incentive awards to Mr. Pasricha.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to Mr. Malhotra, Mr. Kamboj, Mr. Blanchard and Mr. Pasricha for services rendered to Roadzen (and its subsidiaries) in all capacities for the fiscal year ended March 31, 2024 and the fiscal year ended March 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Share Awards ($)(3)	Total ($)
Rohan Malhotra(1)
Chief Executive Officer	2024	108,774	—	60,827,237	60,936,011
	2023	113,852	16,181	—	130,033
Ankur Kamboj(1)
Chief Operating Officer	2024	61,941	—	13,537,576	13,599,517
	2023	47,502	16,385	—	65,721
Xavier Blanchard(2)
Global Head of Strategy and Insurance	2024	195,652	—	1,083,043	1,278,695
	2023	83,333	—	—	83,333
Mohit Pasricha(1)
Senior Vice President of Finance & Former CFO	2024	56,402	—	5,956,576	6,012,977
	2023	35,421	16,449	—	49,942

(1)
For Fiscal Year 2024 and Fiscal Year 2023, Messrs. Malhotra, Kamboj and Pasricha's cash compensation was paid in INR. Amounts paid in INR were translated into USD using the exchange rate in effect on the last day of the fiscal year: for Fiscal Year 2024 – 1 INR = 0.01208 USD, for Fiscal Year 2023 – 1 INR = 0.01265 USD.
(2)
For Fiscal Year 2024 and Fiscal Year 2023, Mr. Blanchard's cash compensation was paid in EUR. Amounts paid in EUR were translated into USD using the exchange rate in effect on the last day of the fiscal year: for Fiscal Year 2024 – 1 EUR = 1.11111 USD and for Fiscal Year 2023 – 1 EUR = 1.08695 USD.
(3)
Each amount represents the grant date fair value of the RSUs granted during the applicable fiscal year, calculated using the Black-Scholes model. See Note 30 in the F-pages for the assumptions used in calculating this amount. Each RSU was granted on September 18, 2023 with a 1-year vesting period per the following table:

Name	RSU Grant at Roadzen (DE)	Conversion rate to Public Equity	RSU Grant at Roadzen (BVI)
Rohan Malhotra	206,400	27.212	5,616,550
Ankur Kamboj	45,936	27.212	1,250,007
Xavier Blanchard	3,675	27.212	100,004
Mohit Pasricha	20,212	27.212	550,007

Narrative Disclosure to the Summary Compensation Table

Employee Benefits

Messrs. Malhotra, Kamboj, Blanchard and Pasricha are generally eligible to participate in the health and welfare and other employee benefit programs offered by Roadzen (or its subsidiaries) on the same basis as other employees in their respective geographies, subject to applicable law.

Employment Agreements

As of the date of this filing, Mr. Malhotra is not party to an employment agreement with Roadzen (or its subsidiaries). Messrs. Kamboj, Blanchard and Pasricha are each party to an employment agreement with Roadzen (or its subsidiaries), as described below:

On March 31, 2017, the Company appointed Ankur Kamboj to serve as the Company's Chief Operating Officer ("COO"). The employment agreement is for an indefinite period. Pursuant to the agreement, the Company will pay Mr. Kamboj an annualized base salary of INR 2,400,000 (USD 37,030; 1 INR = 0.015429 USD as of March 31, 2017). Mr. Kamboj was given a salary increase to INR 6,000,000 (USD 72,000; 1 INR = 0.01200 USD as of March 31, 2024) on September 1, 2023.

On October 31, 2022, the Company appointed Xavier Blanchard as the Company's Global Head of Insurance. The employment agreement is for an indefinite period. Pursuant to the agreement, the Company will pay Mr. Blanchard an annualized base salary of EUR 180,000 per year (USD 195,156; 1 EUR = 1.0842 USD as of March 31, 2023). In addition, Mr. Blanchard is eligible to receive a discretionary annual bonus, with a maximum amount of EUR 150,000 (USD 162,630; 1 EUR = 1.0842 USD as of March 31, 2023). Each of the Company and Mr. Blanchard are entitled to terminate the employment agreement under the conditions set by law, except for cases of dismissal for gross or willful misconduct.

On June 28, 2016, the Company appointed Mohit Pasricha to serve as the Company's Manager - Global Accounts. The employment agreement is for an indefinite period. Mr. Pasricha was promoted to Vice President Finance on March 1 2020. Mr. Pasricha was then promoted to CFO of Roadzen on February 1 2023 and given a salary increase to INR 6,000,000 (USD 72,000; 1 INR = 0.01200 USD as of March 31, 2024) on September 1, 2023.

On January 4, 2024, the Company appointed Jean-Noël Gallardo to serve as the Company’s Chief Financial Officer (“CFO”). In such capacity, Mr. Gallardo will be the Company’s principal financial officer and principal accounting officer. As of the same date, Mohit Pasricha ceased to serve as the Global CFO and he will continue to serve as the Company’s CFO for India reporting directly to Mr. Gallardo.

In connection with his appointment, Mr. Gallardo and the Company entered into an employment agreement, dated as of January 4, 2024 (the “Employment Agreement”). The Employment Agreement has an initial term that expires on March 31, 2025, with automatic successive one-year renewal terms unless either party provides written notice of non-renewal at least 60 days prior to the expiration of the then-current term. Pursuant to the Employment Agreement, the Company will pay Mr. Gallardo an initial annualized base salary of $250,000 per year. In addition, Mr. Gallardo is eligible to receive an annual bonus under the Company’s annual bonus program, with a target amount equal to 50% of his annual base salary, subject to the achievement of applicable performance goals to be determined by the board of directors or the compensation committee of the board. During his employment, Mr. Gallardo will be eligible to participate in the US executive employee benefits and programs that are available to similarly-situated senior executive officers of the Company. The Employment Agreement also provides that Mr. Gallardo will receive an initial grant of RSUs for the fiscal year ended March 31, 2024 with 115,000 underlying shares of the Company (the “RSU Award”) pursuant to the terms of the Employment Agreement, the applicable RSU award agreement, and the Roadzen Inc. Omnibus Equity Plan (the “Equity Plan”). Subject to the terms of the applicable RSU award agreement and the Equity Plan, and provided that Mr. Gallardo remains employed through such vesting dates, the RSU Award will vest in three substantially equal installments annually on the following dates: November 21, 2024, November 21, 2025, and November 20, 2026.

Pursuant to the terms of the Employment Agreement, if the Company terminates Mr. Gallardo’s employment without “cause” or Mr. Gallardo resigns for “good reason” (as such terms are defined in the Employment Agreement) then, subject to Mr. Gallardo’s execution of a release of claims against the Company, Mr. Gallardo would be entitled to receive (i) his base salary for a period of twelve (12) months subject to reductions equal to gross earnings received from another engagement which begins within two (2) months of the termination date, (ii) a pro-rated portion of his annual bonus for the year of termination, subject to actual performance, and (iii) if applicable, payment or reimbursement for up to twelve (12) months of COBRA health continuation coverage for himself and his family. If the Company terminates Mr. Gallardo’s employment by not renewing the then-current term of the Employment Agreement, other than with cause then, subject to Mr. Gallardo’s execution of a release of claims against the Company, Mr. Gallardo would be entitled to receive the compensation and benefits referred to in clauses (i) and (iii) of the immediately preceding sentence.

The Employment Agreement contains customary confidentiality and non-disparagement provisions, which apply both during and after the term of the Employment Agreement, and customary non-solicitation of employee provisions, which apply during the term of the Employment Agreement and for 12 months thereafter. The foregoing description of the employment agreement is qualified in its entirety by reference to the full text of the employment agreement, which is attached hereto as Exhibit 10.15 and incorporated by reference herein.

Outstanding Equity Awards at End of Fiscal Year 2024

Mr. Malhotra had 5,616,550 Roadzen (BVI) RSUs as of March 31, 2024, which will vest on September 17, 2024.

Mr. Kamboj had 1,250,007 Roadzen (BVI) RSUs as of March 31, 2023, which will vest on September 17, 2024.

Mr. Blanchard had 100,004 Roadzen (BVI) RSUs as of March 31, 2024, which will vest on September 17, 2024.

Mr. Pasricha had 550,007 Roadzen (BVI) RSUs as of March 31, 2024, which will vest on September 17, 2024.

The following table summarizes the outstanding equity awards held by each of our named executive officers as of March 31, 2024, which were granted under our Incentive Plan:

	Equity Awards
Name	Number of Ordinary Shares underlined options	Market value of Ordinary Shares underlined options that have not vested		Equity incentive awards: Number of unearned shares, units or other rights that have not vested (1)		Equity incentive awards: Market or payout value of unearned shares, units or other rights that have not vested (2)
Rohan Malhotra	-		$0	5,616,550		$36,507,575
Ankur Kamboj Xavier Blanchard Mohit Pasricha	- - -	$ $ $	0 0 0	1,250,007 100,004 550,007	$ $ $	8,125,046 650,026 3,575,046

(1) Represents RSUs granted on September 18, 2023.

(2) Based on the price of RDZN at the close of trading on March 28, 2024 of $6.50 per share.

Potential Payments Upon Termination or Change in Control

Messrs. Malhotra, Kamboj, Blanchard and Pasricha were not eligible for any potential payments upon any form of termination or resignation of employment or a change in control of Roadzen (or its subsidiaries) if such event took place on March 31, 2024, or at any other point during Fiscal Year 2024, other than as required by local regulations.

Director Compensation

Roadzen’s non-employee directors are entitled to receive $200,000 in annual compensation for services rendered to Roadzen which is prorated since the date of consummation of the Business Combination for the fiscal year ended March 31, 2024. The Chairman and the Audit Chair are entitled to receive an extra $50,000 in annual compensation for the fiscal year ended March 31, 2024. The non-employee directors have elected to receive their compensation for fiscal year 2024 only in equity, however, no cash compensation or equity awards have been paid or issued as of this filing. The following table sets forth information regarding compensation of each director, other than named executive officers, for the fiscal year ended March 31, 2024, to be paid in the form of RSU grants.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Saurav Adhikari		$105,464		$0		$0		$105,464
Steven Carlson		$131,831		$0		$0		$131,831
Ajay Shah		$105,464		$0		$0		$105,464
Supurna VedBrat		$105,464		$0		$0		$105,464
Zoe Ashcroft Diane B. Glossman	$ $	105,464 131,831	$ $	0 0	$ $	0 0	$ $	105,464 131,831

Clawback Policy

We have adopted a compensation recovery policy (the Company’s Clawback Policy), which was effective November 30, 2023, that is compliant with the Nasdaq Listing Rules, as required by the Dodd-Frank Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with our Business Combination, our Board and shareholders adopted the Incentive Plan as well as an Employee Stock Purchase Plan ("ESPP").

Awards under the Incentive Plan are available for employees, directors and consultants. The general purpose of the Incentive Plan is to motivate the performance in the achievement of the Company’s business objectives and align the interests of recipients with the long- term interests of the Company’s shareholders. To accomplish such purposes, the Incentive Plan provides that the Company may grant (i) options, (ii) stock appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) performance-based awards (including performance-based restricted shares and restricted stock units), (vi) other share-based awards, (vii) other cash-based awards or (viii) any combination of the foregoing.

The general purpose of the ESPP is to allow employees an opportunity to participate in the ownership of the Company through deductions from their pay to be utilized to purchase ordinary shares of the Company at prices that could be at a discount to the market.

The following table summarizes the number of Ordinary Shares authorized for issuance under our equity compensation plans as of March 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	9,707,928(2)	$0	11,830,511(3)

Equity compensation plans not approved by security holders	-	-	-

Total	9,707,928	$-	11,830,511
(1)
The amounts shown in this row include the Incentive Plan and the 2023 Employee Stock Purchase Plan.
(2)
Consists of 9,903,500 RSUs granted, of which 195,572 were canceled as a result of recipient employees that left the Company.
(3)
Includes 10,461,695 Ordinary Shares reserved for future equity awards under the Incentive Plan and 1,368,816 Ordinary Shares available for purchase under the 2023 Employee Stock Purchase Plan.

Securities Beneficial Ownership Table

The following table sets forth beneficial ownership of our ordinary shares as of June 26, 2024 by:

•
each person who is the beneficial owner of more than 5% of the issued and outstanding Ordinary Shares; and
•
each of our named executive officers and directors.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of June 26, 2024.

Our beneficial ownership is based on 68,440,829 Ordinary Shares issued and outstanding as of June 26, 2024.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. To our knowledge, no Ordinary Shares beneficially owned by any executive officer or director have been pledged as security.

The following table illustrates varying beneficial ownership levels in Roadzen with the percentage of outstanding shares based on Ordinary Shares as of June 26, 2024:

Name and Address of Beneficial Owner	Number of Ordinary Shares	% of Total Voting Power
Directors and Named Executive Officers of Roadzen(1)
Rohan Malhotra(2)	17,949,402	26.2%
Jean-Noël Gallardo	0	-
Ankur Kamboj	0	-
Xavier Blanchard	0	-
Saurav Adhikari	0	-
Steven Carlson	0	-
Ajay Shah(3)	487,399	*
Supurna VedBrat(10)	64,000	*
Zoe Ashcroft	0	-
Diane B. Glossman	0	-
All directors and executive officers as a group (10 individuals)		27.0%
Five or more Percent Holders
Vahanna LLC(4)	4,852,500	7.1%
Avacara PTE, Ltd.(5)	17,138,213	25.0%
EVP I LP(6)	5,177,178	7.6%
Meteora Capital, LLC(7)	4,143,046	6.1%
WI Harper Fund VIII LP(8)	6,486,281	9.5%
Element Ventures LP(9)	7,696,191	11.2%

* Less than 1%.

(1)
Unless otherwise noted, the business address of each of the following entities or individuals is c/o Roadzen Inc., 111 Anza Boulevard, Suite 109, Burlingame, California 94010.
(2)
Based on a Schedule 13D filed on December 6, 2023, jointly by Rohan Malhotra, a citizen of India, and Avacara Pte. Ltd (“Avacara”). Includes 765,335 shares owned by Mr. Malhotra individually plus 45,854 shares owned by RM Securities LLC, a limited liability company of which Mr. Malhotra is the sole member. The principal business of Mr. Malhotra is serving as the Chief Executive Officer and as a member of the board of directors of the Company. Also includes 17,138,213 shares owned by Avacara PTE. Ltd. of which entity Mr. Malhotra is the majority shareholder and serves as managing director and has the power to vote and power to direct the voting of Avacara’s shareholdings in the Company on behalf of Avacara. The principal business of Avacara is investing in start-up companies. Mr. Malhotra disclaims any beneficial ownership of the shares held by Avacara, except to the extent of his pecuniary interest therein. The business address of Mr. Malhotra is c/o Roadzen Inc., 111 Anza Blvd., Suite 109, Burlingame, CA 94010, and the business address of Avacara is 14 Robinson Road, #12-01/02 Far East Finance Building, Singapore 048545.
(3)
Based on a Form 4 filed on December 14, 2023, by Ajay Shah. These securities are held by Krishnan-Shah Family Partners LP. The Ajay B. Shah & Lata K. Shah 1996 Trust LP is the general partner of Krishnan-Shah Family Partners LP (the "General Partner"). Mr. Shah and his wife, Mrs. Lata K. Shah, are the trustees of the General Partner and have voting and dispositive control over the securities held by Krishnan-Shah Family Partners LP. Accordingly, Mr. Shah and Mrs. Shah may be deemed to beneficially own the securities held by Krishnan-Shah Family Partners LP.
(4)
Based on a Form 4 filed September 22, 2023, by Vahanna LLC. Vinode Ramgopal and Akshaya Bhargava were the managers of Vahanna LLC. Mr. Ramgopal and Mr. Bhargava had voting and investment discretion with respect to the ordinary shares held of record by Vahanna LLC. As such, Mr. Ramgopal and Mr. Bhargava may be deemed to share beneficial ownership of the ordinary shares held directly by Vahanna LLC. Each of Mr. Ramgopal and Mr. Bhargava disclaimed any beneficial ownership of the shares held by Vahanna LLC, except to the extent of their pecuniary interest therein. The business address given for Vahanna LLC was 1230 Avenue of the Americas, 16th Floor, New York NY 10020.
(5)
Based on a Schedule 13D filed on December 6, 2023, jointly by Rohan Malhotra, a citizen of India, and Avacara Pte. Ltd (“Avacara”). Avacara owns 17,138,213 shares owned by Avacara PTE. Ltd. of which entity Mr. Malhotra is the majority shareholder and serves as managing director and has the power to vote and power to direct the voting of Avacara’s shareholdings in the Company on behalf of Avacara. The principal business of Avacara is investing in start-up companies. The business address of Avacara is 14 Robinson Road, #12-01/02 Far East Finance Building, Singapore 048545. Does not include 811,189 shares owned by RM Securities LLC and Mr. Malhotra.
(6)
Based on a Schedule 13G filed on February 22, 2024, by EVP I LP and Eos VP I GP Limited. The principal business address of each of the reporting persons is North Suite 2, Town Mills, Rue Du Pre, St. Peter Port, Guernsey, GY1, 1L.

(7)
Based on a Schedule 13G filed on February 14, 2024, and additional information received as of June 27, 2024 from the filers, Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”) with respect to the common stock held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”), and Vik Mittal, who serves as the Managing Member of Meteora Capital, with respect to the common stock held by the Meteora Funds. Meteora Capital is a Delaware limited liability company. Vik Mittal is a United States citizen. The address of the principal business office for each of the reporting persons is 1200 N Federal Hwy, #200, Boca Raton FL 33432.
(8)
Based on a Schedule 13G filed on February 7, 2024, by (i) WI Harper Fund VIII LP, a Cayman Islands exempted limited partnership (“WI Harper VIII”); (ii) WI Harper Fund VIII Management LP, a Cayman Islands exempted limited partnership (“Management VIII”); (iii) WI Harper Fund VII GP LLC, a Cayman Islands limited liability company (“GP LLC”); and (iv) Peter Liu (“Liu”), a citizen of the United States. Management VIII is the general partner of WI Harper VIII and may be deemed to have sole power to vote and sole power to dispose of shares of the Company directly owned by WI Harper VIII. GP LLC is the general partner of Management VIII and may be deemed to have sole power to vote and sole power to dispose of shares of the Company directly owned by WI Harper VIII. Liu is the sole member of GP LLC and may be deemed to have sole power to vote and sole power to dispose of shares of the Company directly owned by WI Harper VIII. The address for each of WI Harper VIII, Management VIII and GP LLC is PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. The address for Liu is 10F-2, Ruentex Banking Tower, 76 Tun Hua South Road, Section 2, Taipei TW 106.
(9)
Based on a Schedule 13G filed on May 7, 2024, on behalf (i) Element Ventures LP, a Private Fund Limited Partnership duly registered under the laws of England and Wales (“Element”), and (ii) Element Ventures General Partner LLP, a Limited Liability Partnership duly registered under the laws of England and Wales (“Element GP” and with Element, the “Reporting Persons”). Element GP is the general partner of Element and may be deemed to have sole power to vote and sole power to dispose of the shares of the Company directly owned by Element. The principal business address of each of the Reporting Persons is First Floor, 80 Clerkenwell Road, London EC1M 5RJ.
(10)
Based on Form 4s filed on December 15, 2023 and January 23, 2024, including 8,250 Ordinary Shares, 5,750 Ordinary Shares underlying warrants exercisable at $11.50, and 50,000 Ordinary Shares underlying convertible debentures convertible at $10.00 per Ordinary Share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation agreements and other arrangements described under “Roadzen's Executive and Director Compensation” in this Annual Report and the transactions described below, since April 1, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

On March 28, 2024, the Company entered into a Securities Purchase Agreement (the “March 2024 SPA”) with Supurna VedBrat and Krishnan-Shah Family Partners, LP (together, the “2024 Purchasers”). Ms. VedBrat is a director of the Company. Ajay Shah, another director of the Company, and his wife, are trustees of the general partner of the Krishnan-Shah Family Partners, LP. Pursuant to the terms of the March 2024 SPA, the Company agreed to issue and sell to the 2024 Purchasers, and the 2024 Purchasers agreed to purchase from the Company, an aggregate of up to $2.0 million in principal amount of the senior secured notes (the "2024 SPA Notes"), for a purchase price equal to the principal amount of the 2024 SPA Notes. Each of the 2024 Purchasers purchased $500,000 in principal amount of the 2024 SPA Notes on the date of the March 2024 SPA (the "March 2024 Notes"). On May 23, 2024, subsequent to the date of the balance sheet, Ms. VedBrat purchased an additional $500,000 in principal amount of the 2024 SPA Notes (the "May 2024 Note").

Pursuant to the terms of the March 2024 SPA, the Company may issue and sell up to an additional $2.0 million in aggregate principal amount of the 2024 SPA Notes to one or more other purchasers (who would become “2024 Purchasers” under the March 2024 SPA). The March 2024 SPA contains certain representations and warranties customary for similar transactions. In addition, the March 2024 SPA contains covenants by the Company, including requirements to cause each of its subsidiaries (other than certain excluded subsidiaries) to guaranty the Company’s obligations under the 2024 SPA Notes, to comply with the Agreed Upon Reporting Requirements, and to take certain actions required to grant the 2024 Purchasers perfected security interests in the assets of the Company and its subsidiaries (subject to the existing liens of Mizuho). Pursuant to the terms of the March 2024 SPA, the Company and the 2024 Purchasers will enter into the Buyer Security Documents as defined in the March 2024 SPA.

The 2024 SPA Notes bear interest at a rate of 17.5% per annum and mature on the six-month anniversary of funding of the respective note (the “Initial Rate Adjustment Date”). Interest is payable in cash or in kind, at the option of the Company, on each three-month anniversary of funding through the Initial Rate Adjustment Date (after which date all interest is payable in cash unless the parties agree to payment in kind). The Company’s failure to repay all principal and accrued interest by the Initial Rate Adjustment

Date would not constitute an event of default under the applicable 2024 SPA Note, however, the interest rate payable under such 2024 SPA Note would increase on such date to 19.5% per annum going forward, and thereafter would increase by an additional 200 basis points on each monthly anniversary of the Initial Rate Adjustment Date until each of the respective 2024 SPA Notes is paid in full, subject to a maximum interest rate of 29.5% per annum. Following the Initial Rate Adjustment Date, all unpaid principal and accrued interest would be payable within five business days of the holder’s written demand. If any interest under the 2024 SPA Notes is paid in kind, such payment would be made through the issuance of that number of the Company’s ordinary shares, $0.0001 par value per share (“Ordinary Shares”), calculated by dividing the amount payable by the lowest of (i) $8.00, (ii) the volume-weighted average price (“VWAP”) of the Ordinary Shares over the 60 trading days ending three trading days prior to the interest payment date, (iii) the opening price per share of the Ordinary Shares in any public offering of Ordinary Shares after the issuance of the respective 2024 SPA Notes, and (iv) the price per Ordinary Share after market close on the first day of trading following any such public offering of Ordinary Shares.

The indebtedness evidenced by the 2024 SPA Notes is intended to rank senior to all outstanding and future indebtedness of the Company, other than the Company’s outstanding indebtedness to Mizuho, and is to be secured pursuant to the Buyer Security Documents. The 2024 SPA Notes contain covenants of the Company that, among other things, prohibit the Company from incurring additional indebtedness or liens, subject to certain exceptions, for so long as the 2024 SPA Notes are outstanding. The 2024 SPA Notes contain customary events of default, including certain defaults in payment or performance and certain events of bankruptcy.

Also pursuant to the terms of the March 2024 SPA, the Company agreed to issue to each Purchaser warrants (the “Warrants”) to purchase, for each $10,000 in original principal amount of 2024 SPA Notes purchased, 1,000 Ordinary Shares. Each Warrant will be exercisable at any time during the period commencing on March 28, 2025 (the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of the Company, if earlier). The exercise price of the Warrants is equal to 80% of the lower of (i) the VWAP of the Company’s Ordinary Shares (RZDN), as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding, (ii) the opening price of any public offering of straight equity securities of the Company occurring within six months after the issue date of the Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. The Warrants have customary anti-dilution protections in the event the Company declares dividends or distributions on the Ordinary Shares or subdivides, combines or reclassifies its outstanding Ordinary Shares. Pursuant to the terms of the Warrants the Company has agreed that it will, within 30 days of the date of the March 2024 SPA, enter into a registration rights agreement with respect to the Ordinary Shares issuable upon conversion of the Warrants. On April 22, 2024, the Company issued Warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP. On June 20, 2024, the Company issued Warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat and the Company expects to issue Warrants to purchase an additional 50,000 Ordinary Shares to Ms. VedBrat in connection with her purchase of the May 2024 Note.

On January 19, 2024, the Company issued the VedBrat Debenture to Supurna VedBrat, a director of the Company, for a purchase price of $500,000, the principal amount of the VedBrat Debenture. The VedBrat Debenture was issued pursuant to the terms of the December 2023 Convertible SPA, dated as of December 15, 2023, among the Company and the investors therein. Also on January 19, 2024, Ms. VedBrat became a party to the December 2023 Convertible SPA and entered into the Letter Agreement with respect to her investment in the Company pursuant to the VedBrat Debenture.

Pursuant to the terms of the December 2023 Convertible SPA, the Company may issue and sell an aggregate of up to $50 million in principal amount of the Debentures, in the Private Placement. The Company held an initial closing of the Private Placement, at which it received $400,000 in proceeds, on December 15, 2023, and may sell additional Debentures at additional closings from time to time. The Company has used and expects to use the net proceeds from the Private Placement for working capital and general corporate purposes. The December 2023 Convertible SPA contains certain representations and warranties customary for similar transactions. In addition, the Company has agreed to file a registration statement with the Securities Exchange Commission to register for resale the Ordinary Shares, $0.0001 par value per share, issuable upon conversion of the December 2023 Convertible Debentures, subject to certain conditions.

The December 2023 Convertible Debentures issued pursuant to the December 2023 Convertible SPA bear interest, in arrears, at a rate of 13% per annum, payable semi-annually commencing on June 15, 2024, and matures on December 15, 2025. Interest is payable in kind, subject to the right of the Company to make any interest payments in cash. The December 2023 Convertible Debentures are convertible into the Company’s Ordinary Shares, at the election of the holder at any time at the Conversion Price. The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. In addition, if the Average VWAP is less than the Conversion Price then in effect, the Conversion Price will be adjusted to an amount equal to such Average VWAP, subject to a floor of 85% of the Conversion Price then in effect. The Company has the right to require the December 2023 Convertible Debentures to be converted into Ordinary Shares if the closing price of the Ordinary Shares exceeds 130% of the then-applicable Conversion Price for any 20 trading days within a consecutive 30 trading day-period. Holders of the December 2023 Convertible Debentures have the right to require the Company to repurchase the December 2023 Convertible Debentures for a price equal to 101% of the outstanding principal amount of the December 2023 Convertible Debentures, plus any accrued but unpaid interest, in the event of a “Fundamental Change” (as defined in the December 2023 Convertible Debentures).

The indebtedness evidenced by the December 2023 Convertible Debentures is subordinate to all other indebtedness of the Company. The Company has agreed in the December 2023 Convertible Debentures that it will not, while the December 2023 Convertible Debentures remain outstanding, incur additional indebtedness other than indebtedness (i) evidenced by other December 2023 Convertible Debentures, (ii) senior to the December 2023 Convertible Debentures in an aggregate principal amount of no more than $50 million and (iii) pari passu or junior to the December 2023 Convertible Debentures in an aggregate principal amount of no more than $50 million. The December 2023 Convertible Debentures contain customary events of default, including defaults in payment or performance that remain uncured after specified cure periods and certain events of bankruptcy.

Pursuant to the terms of the Letter Agreement, the Company has (i) granted Ms. VedBrat certain most favored nations rights with respect to future issuances of securities while the VedBrat Debenture is outstanding and (ii) agreed to issue to Ms. VedBrat, within 90 days of funding of the VedBrat Debenture, warrants to purchase a number of Ordinary Shares equal in value as of December 15, 2023 to ten percent (10%) of the original principal balance of the VedBrat Debenture, at an exercise price of $8.50 per share. The Company entered into a substantially similar letter agreement with the Investor that purchased Debentures at the initial closing under the Convertible SPA.

Policies for Approval of Related Party Transactions

Our board of directors reviews and approves transactions with directors, officers, and holders of five percent or more of our voting securities and their affiliates, each a related party. Prior to our initial public offering, the material facts as to the related party’s relationship or interest in the transaction were disclosed to our board of directors, and such transactions required the approval of a majority of the directors who were not interested in the transaction. Further, when our stockholders were entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction were disclosed to the stockholders, who approved the transaction.

Roadzen adopted a written related party transactions policy that provides that such transactions must be approved by our audit committee. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions or a series of transactions in which (i) the Company was or is to be a participant, (ii) the amount of which exceeds the lesser of (x) $120,000 in the aggregate or (y) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years and (iii) the related party had or will have a direct or indirect material interest. A related party transaction also includes any material amendment or modification to an existing related party transaction regardless of whether such transaction has previously been approved in accordance with our policy. For purposes of this policy, a related person is defined as (a) any person serving as a director, director nominee or executive officer of the Company or any person who has served in any of such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role, (b) a greater than 5% beneficial owner of our Ordinary Shares, (c) any immediate family member of any of the foregoing persons if the foregoing person is a natural person, or (d) any other person who may be a “related person” pursuant to Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Director Independence

The information contained under the heading “Director Independence” in Part III, Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees of Marcum LLP, Vahanna’s independent registered public accounting firm prior to the consummation of the Business Combination, and ASA & Associates LLP, Roadzen’s independent registered public accounting firm after the consummation of the Business Combination, billed/ expected to be billed in each of the last two fiscal years for audit fees and other services:

Fee Category	For the year ended March 31, 2024	For the year ended March 31, 2023
	(in thousands)
Audit Fees (1)	$206.5	63.0
Audit-Related Fees (2)	118.0	92.1
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	324.5	155.1

(1)
Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by ASA, as applicable, in connection with regulatory filings.
(2)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)
Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)
All other fees consist of fees billed for all other services.

Audit Committee Pre-Approval Policy and Procedures

Roadzen’s audit committee was formed in connection with the effectiveness of our registration statement for its initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by the Company’s board of directors. Since the formation of its audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for it by its auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-40 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Memorandum and Articles of Association of Roadzen Inc.	8-K	001-40194	3.1	9/26/2023
4.1	Form of Specimen Ordinary Shares Certificate of Roadzen Inc.	8-K	001-40194	3.1	9/26/2023
4.2	Form of Warrant Certificate of Roadzen Inc.	8-K	001-40194	3.1	9/26/2023
4.3	Warrant Agreement, dated November 22, 2021	8-K	001-40194	4.1	11/29/2021
4.4	Form of convertible debenture	8-K	001-40194	4.1	1/24/2024
4.5	Form of Senior Secured Notes (incorporated by reference to Exhibit 4.1 of Roadzen's Current Report on Form 8-K (File No. 001-41094), filed with the Securities and Exchange Commission on April 4, 2024).	8-K	001-40194	4.1	4/4/2024
10.1	Securities Purchase Agreement by and among Roadzen, Inc., National Automobile Club and National Automobile Club Employee Stock Ownership Trust, dated as of August 4, 2022	Amendment No. 4 to Form S-4	333-269747	2.2	8/14/2023

10.2	Share Purchase Agreement between AXA Partners Holdings S.A. and Roadzen Inc. dated as of June 8,2022	Amendment No. 4 to Form S-4	333-269747	2.3	8/14/2023
10.3 †	Forward Purchase Agreement, dated August 25, 2023	8-K	001-40194	10.1	8/25/2023
10.4 †	Subscription Agreement, dated August 25, 2023	8-K	001-40194	10.2	8/25/2023
10.5 †	Registration Rights Agreement, dated as of November 22, 2021, by and among Vahanna Tech Edge Acquisition I Corp., Vahanna LLC and Mizuho Securities USA LLC	8-K	001-40194	1.3	11/29/2021
10.6 †	Form of Lock-up Agreement	Amendment No.4 to Form S-4	333-269747	10.8	8/14/2023
10.7	Note Purchase Agreement, dated June 30, 2023, by and among Roadzen, Inc., Mizuho Securities USA LLC and other parties named thereto	S-4	333-269747	10.11	7/30/2023
10.8	Form of Indemnification Agreement.	8-K	001-40194	10.7	9/6/2023
10.9 †	Roadzen Inc. 2023 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.8 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on September 26, 2023)	8-K	001-40194	10.8	9/26/2023
10.10 †	Roadzen Inc. 2023 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.9 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on September 26, 2023)	8-K	001-40194	10.9	9/26/2023
10.11	Note Purchase Agreement, dated June 30, 2023, by and among Roadzen, Inc., Mizuho Securities USA LLC and other parties named thereto.	Amendment No. 4 to Form S-4	333-269747	10.11	8/14/2023
10.12	Forward Purchase Agreement Confirmation Amendment dated as of January 30, 2024	8-K	001-41094	10.1	2/5/2024
10.13	Securities Purchase Agreement, dated as of December 15, 2023, between Roadzen Inc. and the investors party thereto from time to time	8-K	001-41094	10.1	1/24/2024

10.14	Letter agreement, dated as of January 19, 2024, between Roadzen Inc. and Supurna VedBrat.	8-K	001-41094	10.2	1/24/2024
10.15	Employment Agreement dated January 4, 2024 between Roadzen Inc. and Jean-Noël Gallardo (incorporated by reference to Exhibit 10.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-41094), filed with the Securities and Exchange Commission on January 8, 2024).	8-K	001-41094	10.1	1/8/2024
10.16	Securities Purchase Agreement, dated as of March 28, 2024 (incorporated by reference to Exhibit 10.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-41094), filed with the Securities and Exchange Commission on April 4, 2024).	8-K	001-41094	10.1	4/4/2024
14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-41094), filed with the Securities and Exchange Commission on September 26, 2023).	8-K	001-41094	14.1	9/26/2023
21.1	List of Subsidiaries.	8-K	001-40194	21.1	9/26/2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
99.1	Press Release entitled “Roadzen Appoints Jean-Noël Gallardo as Global Chief Financial Officer” issued on January 8, 2024,	8-K	001-41094	4.1	1/8/2024
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Roadzen Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Roadzen Inc. and its subsidiaries (collectively known as the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, consolidated statement of comprehensive loss, consolidated statement of mezzanine equity and shareholders’ deficit and consolidated statement of cash flow for each of the two years ended March 31, 2024 and 2023, and the related notes (collectively referred as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years ended March 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2(b) of the consolidated financial statements, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions among others, raised substantial doubt about the Company's ability to continue as a going concern. Management's plans on alleviation of doubt on going concern are also described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting and Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatements whether due to error of fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatements of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

ASA & Associates LLP

We have served as Company’s auditor since 2022.

Gurugram, India

July 01, 2024

Roadzen Inc.

Condensed Consolidated Statements of Balance Sheets

(in $, except per share data and share count)

Particulars	As of March 31, 2024	As of March 31, 2023
Assets
Current assets:
Cash and cash equivalents	11,186,095	589,340
Accounts receivable, net	3,652,380	1,535,985
Inventories	70,667	59,897
Prepayments and other current assets	34,426,335	3,181,936
Investments	507,094	-
Total current assets	49,842,571	5,367,158
Restricted cash	378,993	542,490
Non marketable securities	1,514,796	4,910,030
Property and equipment, net	454,589	232,493
Goodwill	2,061,553	996,441
Operating lease right-of-use assets	822,327	545,988
Intangible assets, net	2,989,604	2,469,158
Other long-term assets	71,913	117,484
Total assets	58,136,346	15,181,242

Liabilities, mezzanine equity and stockholders' deficit
Current liabilities
Current portion of long-term borrowings	2,228,471	2,852,528
Short-term borrowings	15,754,829	4,875,801
Due to insurer	8,918,849	—
Accounts payable and accrued expenses	29,573,638	6,241,066
Derivative warrant liabilities	5,585,955	—
Short-term operating lease liabilities	358,802	208,697
Other current liabilities	3,231,962	2,503,893
Total current liabilities	65,652,506	16,681,985
Long-term borrowings	1,472,933	653,269
Long-term operating lease liabilities	268,856	360,306
Other long-term liabilities	1,241,917	294,301
Total liabilities	68,636,212	17,989,861

Commitments and contingencies (refer note 26)

Mezzanine equity
None authorized or issued as of March 31, 2024; Series A and A1 preferred stock and additional paid in capital, $0.0001 par value per share, 81,635,738 shares authorized (Series A 5,442,383 and Series A1 76,193,356); 39,868,173 shares issued and outstanding as on March 31, 2023.	—	48,274,279
Shareholders' deficit
Preference shares, $0.0001 par value per share, 60,000,000 shares authorized and none issued as of March 31, 2024 and none authorized or issued as of March 31, 2023	—	—
Ordinary Shares and additional paid in capital, $0.0001 par value per share, 220,000,000 shares authorized as of March 31 2024 and $0.0001 par value per share, 108,840,000 shares authorized as of March 31, 2023; 68,440,829 shares and 16,501,984 shares issued and outstanding as of March 31, 2024 and March 31, 2023 respectively	84,974,378	303,213
Accumulated deficit	(151,008,419)	(51,448,299)
Accumulated other comprehensive income/(loss)	(600,501)	(66,903)
Other components of equity	56,560,706	366,786
Total shareholders’ deficit	(10,073,836)	(50,845,203)
Non-controlling interest	(426,030)	(237,695)
Total deficit	(10,499,866)	(51,082,898)
Total liabilities, Mezzanine equity and Shareholders’ deficit, Non-controlling interest	58,136,346	15,181,242

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Condensed Consolidated Statements of Operations

(in $, except per share data and share count)

	For the year ended March 31,
Particulars	2024	2023
Revenue	46,724,287	13,560,498
Costs and expenses:
Cost of services	18,132,757	5,413,686
Research and development	4,973,816	2,670,333
Sales and marketing	33,195,608	10,736,173
General and administrative	65,895,085	4,648,242
Depreciation and amortization	2,185,858	1,624,208
Total costs and expenses	124,383,124	25,092,642
Loss from operations	(77,658,837)	(11,532,144)
Interest income/(expense)	(2,291,123)	(776,023)
Fair value gains/(losses) in financial instruments carried at fair value	(19,475,005)	(1,009,374)
Gain on deconsolidation of subsidiaries	2,098,745	-
Impairment of goodwill and intangibles with definite life	-	(919,517)
Impairment of investment	(3,395,234)	-
Other income/(expense) net	838,728	(6,358)
Total other income/(expense)	(22,223,889)	(2,711,272)
(Loss)/Income before income tax expense	(99,882,726)	(14,243,416)
Less: income tax (benefit)/expense	(23,648)	(42,265)
Net (loss)/income before non-controlling interest	(99,859,078)	(14,201,151)
Net loss attributable to non-controlling interest, net of tax	(189,743)	(176,883)
Net (loss)/income attributable to Roadzen Inc.	(99,669,335)	(14,024,268)

Net (loss)/income attributable to Roadzen Inc. ordinary shareholders	(99,669,335)	(14,024,268)
Basic and diluted	(2.26)	(0.86)

Weighted-average number of shares outstanding used to compute net loss per share attributable to Roadzen Inc. ordinary shareholders	44,032,410	16,501,984

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Condensed Consolidated Statements of Cash Flow

(in $)

	For the year ended March 31,
Particulars	2024	2023

Cash flows from operating activities
Net loss including non controlling interest	(99,859,078)	(14,201,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,185,858	1,624,208
Stock based compensation	56,303,135	-
Deferred income taxes	(86,020)	(131,378)
Unrealised foreign exchange loss/(profit)	(459,190)	9,184
Fair value losses in financial instruments carried at fair value	19,475,005	1,009,374
Gain on deconsolidation of subsidiaries	(2,098,745)	-
Gain on fair valuation of investments	(1,812)	-
Impairment of investment	3,395,234	-
Gain on sale of property and equipment	-	(625)
Expected credit loss (net of reversal)	293,853	-
Provision on doubtful advances and receivables	4,877,222	-
Lease equalisation reserve	-	(9,675)
Impairment loss	-	919,517
Balances written off/(back)	(51,513)	7,164
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Inventories	(11,688)	(9,352)
Income taxes, net	(64,243)	(55,766)
Accounts receivables, net	5,865,550	(943,470)
Prepayments and other assets	(23,861,458)	(529,692)
Accounts payable and accrued expenses and other current liabilities	19,344,448	4,193,439
Other liabilities	(674,090)	571,519
Net cash used in operating activities	(15,427,532)	(7,546,704)

Cash flows from investing activities
Purchase of property and equipment, intangible assets and goodwill	(455,924)	(842,045)
Proceeds from sale of property, plant and equipment	-	686
Acquisition of businesses	(5,749,200)	-
Investment in mutual funds	(500,000)	-
Net cash used in investing activities	(6,705,124)	(841,359)

Cash flows from financing activities
Proceeds from business combination	26,824	-
Proceeds from issue of preferred stock	6,079,409	458,000
Proceeds from exercise of preferred share warrants	-	9,996
Proceeds from long-term borrowings	2,438,014	4,107,029
Repayments of long-term borrowings	(11,684)	(612,645)
Net proceeds/(payments) from short-term borrowings	13,039,186	4,398,343
Net cash generated from financing activities	21,571,749	8,360,723
Effect of exchange rate changes on cash and cash equivalents	(244,444)	72,752
Net (decrease)/increase in cash and cash equivalents (including restricted cash)	(805,351)	45,412
Cash acquired in business combination	11,238,609	-
Cash and cash equivalents at the beginning of the period (including restricted cash)	1,131,830	1,086,418
Cash and cash equivalents at the end of the period (including restricted cash)	11,565,088	1,131,830

Reconciliation of cash and cash equivalents
Cash and cash equivalents	11,186,095	589,340
Restricted cash	378,993	542,490
Total cash and cash equivalents	11,565,088	1,131,830

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	623,525	457,177
Cash paid for income taxes, net of refunds	-	141,228
Non-cash investing and financing activities
Exercise of warrant for issuance of convertible preferred stock	-	103,159
Convertible preferred stock issued on conversion of convertible notes	-	24,006,892
Consideration payable in connection with acquisitions	488,000	243,036
Interest accrued on borrowings	451,323	257,188

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Condensed Consolidated Statement of Mezzanine equity and Shareholders' deficit

(in $, except per share data and share count)

			Shareholders' deficit
	Convertible preferred stock		Ordinary shares and additional paid in capital		Accumulated	Debenture Redemption	Stock based compensation	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Shares	Amount	deficit	Reserve		loss	deficit
Balance as of April 1, 2022	947,163	23,696,228	606,425	303,213	(37,057,245)	—	—	(124,036)	(36,878,068)
Adjustments:
Issuance of convertible preferred stock on conversion of convertible notes	514,028	24,006,892	—	—	—	—	—	—	—
Issuance of Series A1 stock during the year through rights issue	2,956	458,000	—	—	—	—	—	—	—
Exercise of preferred share warrants	953	113,159	—	—	—	—	—	—	—
Net profit attributable to ordinary shareholders	—	—	—	—	(14,024,268)	—	—	—	(14,024,268)
Other comprehensive income	—	—	—	—	—	—	—	57,133	57,133
Movement attributable to stock based Compensation Reserve	—	—	—	—	—	—	—	—	-
Impact of issuance/repayment of debenture	—	—	—	—	(366,786)	366,786	—	—	-
Balance as of March 31, 2023	1,465,100	48,274,279	606,425	303,213	(51,448,299)	366,786	-	(66,903)	(50,845,203)

Balance as of April 1, 2023	1,465,100	48,274,279	606,425	303,213	(51,448,299)	366,786	—	(66,903)	(50,845,203)
Adjustments:
Retroactive application of Business Combination (Note 3)	38,403,073	—	15,895,559	—	—	—	—	—	-
Balance as of April 1, 2023	39,868,173	48,274,279	16,501,984	303,213	(51,448,299)	366,786	—	(66,903)	(50,845,203)
Issuance of Series A1 stock during the period through rights issue*	1,558,916	8,879,409	—	—	—	—	—	—	-
Issuance of Series A1 stock during the period through conversion of loan*	467,446	2,662,590
Movement attributable to stock based Compensation Reserve							56,303,135
Net profit attributable to ordinary shareholders	—	—	—	—	(99,669,335)	—	—	—	(99,669,335)
Other comprehensive income	—	—	—	—	-	—	—	(533,598)	(533,598)
Impact of issuance/repayment of debenture	—	—	—	—	109,215	(109,215)	—	—	-
Conversion of redeemable convertible preferred stock into ordinary shares upon Business Combination	(41,894,535)	(59,816,278)	41,894,536	59,816,278	-	—	—	—	59,816,278
Issuance of ordinary shares upon Business Combination	—	—	10,044,309	24,854,887	-	—	—	—	24,854,887
Balance as of March 31, 2024	—	—	68,440,829	84,974,378	(151,008,419)	257,571	56,303,135	(600,501)	(10,073,836)

*Issuance of shares through rights issue and conversion of loan made by Roadzen (DE) was converted at a conversion ratio of 1 share of common stock issued against 1 share of preferred stock and subsequently, these shares of common stock were converted at a conversion ratio of 27.21 shares for each share of Ordinary Shares of the company and these have been restated to give effect to the Business Combination.

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Condensed Consolidated Statements of Comprehensive loss

(in $, except per share data and share count)

	For the year ended March 31,
	2024	2023
Net (loss)/income	(99,669,335)	(14,024,268)
Other comprehensive income, net of tax:
Changes in foreign currency translation reserve	(532,936)	70,298
Less: changes in foreign currency translation reserve attributable to non-controlling interest	662	13,165
Other comprehensive income (loss) attributable to Roadzen Inc. ordinary shareholders	(533,598)	57,133

Total comprehensive loss attributable to Roadzen Inc. ordinary shareholders	(100,202,933)	(13,967,135)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Notes to the condensed consolidated financial statements.

(In $, except share data and share count)

1. Reorganization and description of business

Roadzen Inc., a British Virgin Islands business company (the “Parent Company”, formerly known as Vahanna Tech Edge Acquisition I Corp and sometimes referred to in this filing as "Vahanna") has subsidiaries located in India, the United States and the United Kingdom. The Company is a leading Insurtech platform and provides solutions in relation to insurance products, including distribution, pre-inspection assistance, telematics, claims submission and administration, and roadside assistance. The consolidated financial statements include the accounts of Roadzen Inc. and its subsidiaries (collectively, "Roadzen", or the "Company”).

Merger agreement

On September 20, 2023 (the “Closing Date”), Vahanna, Roadzen, Inc., a Delaware corporation ("Roadzen (DE)"), and Vahanna Merger Sub Corp., a Delaware corporation and a direct, wholly owned subsidiary of Vahanna (“Merger Sub”), consummated the previously announced Business Combination (as defined below) pursuant to the Agreement and Plan of Merger, dated February 10, 2023, by and among Vahanna, Roadzen (DE) and Merger Sub (the “Initial Merger Agreement”), as amended by the First Amendment to the Agreement and Plan of Merger, dated June 29, 2023 (the “Merger Agreement Amendment;” the Initial Merger Agreement as amended by the Merger Agreement Amendment, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Roadzen (DE), with Roadzen (DE) surviving the merger as a wholly owned subsidiary of Vahanna (the “Merger,” and together with the other transactions contemplated by the Merger Agreement and the other agreements contemplated thereby, the “Business Combination”).

In connection with the Closing (as defined below), and pursuant to the terms of the Merger Agreement, equity interests in Vahanna and Roadzen (DE) were converted into ordinary shares of Parent Company, $0.0001 par value ("Ordinary Shares") as follows: (i) each outstanding share of common stock of Roadzen (DE) including shares of common stock issued upon conversion of each outstanding share of Roadzen (DE)'s convertible preferred stock, was cancelled and converted into 27.21 Ordinary Shares, (ii) each restricted stock unit of Roadzen (DE) (“Roadzen (DE) RSU”) was assumed and converted into the right to receive 27.21 restricted stock units of the Parent Company (each, a “RDZN RSU”) and were assumed as Substitute Awards under the Roadzen Inc. 2023 Omnibus Incentive Plan, (iii) each equity security of Roadzen (DE) other than Roadzen (DE) common stock and Roadzen (DE) RSUs (each, a “Roadzen DE Additional Security”) was assumed and converted into the right to receive equity interests that may vest, settle, convert or be exercised into 27.21 Ordinary Shares, (iv) each share of common stock of Merger Sub issued and outstanding immediately prior to the Closing was cancelled, retired and ceased to exist, and (v) each ordinary share of Vahanna (each, “a Vahanna Ordinary Share”) issued and outstanding immediately prior to the Closing and not redeemed in connection with the Redemption (as defined below) remained outstanding and is now one Ordinary Share.

Further, in connection with the consummation of the Business Combination (the “Closing”), Vahanna changed its name to “Roadzen Inc.”. Beginning on September 21, 2023, the Company’s Ordinary Shares and warrants trade on the Nasdaq Global Market and Nasdaq Capital Market under the ticker symbol “RDZN” and “RDZNW” respectively.

The Company determined that Roadzen (DE) was the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification 805. The determination was primarily based on the following facts:

- Roadzen (DE) stockholders having a controlling voting interest in the Company;

- Roadzen (DE) existing management team serving as the initial management team of the Company.

- Roadzen (DE) management continuing to hold executive management roles for the post-combination company and being responsible for the day-to-day operations, and

- Roadzen. (DE) operations comprising the ongoing operations of the Company.

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

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of Ordinary Shares, issued to Roadzen (DE) common shareholders, Roadzen (DE) convertible preferred shareholders and holders of Vahanna ordinary shares not redeemed in connection with the Redemption,as defined below in Note 3. As such, the shares and corresponding capital amounts and earnings per share related to Roadzen (DE) convertible preferred stock, the common stock of Roadzen (DE) and Vahanna Ordinary Shares not redeemed in connection with the Redemption prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

2. Summary of significant accounting policies

a) Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods presented.

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

b) Liquidity and going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company has experienced operating losses in current and preceding years. As of March 31, 2024 and 2023, the Company has negative operating cash flows. These events among others, raised substantial doubt over the Company’s ability to continue as a going concern for a reasonable period of time. The Company expects to have ongoing requirements for capital investment or debt to implement its business plans to achieve revenue growth forecast, control operating costs, and meet cash flow requirements. The Company’s ability to continue as a going concern is dependent upon, among other things, the mitigation plan to (i) raise additional funds from existing or new credit facilities (ii) receive funds through Forward Purchase Agreement (FPA) (Refer Note 6(iii) for further information).

Post balance sheet date, the Company has undertaken multiple initiatives i.e. (i) restructure the current liabilities into equity or long-term liabilities, and (ii) execute term sheets for infusion of additional equity and debt totaling more than $50 million.These arrangements are contingent upon the completion and execution of definitive loan agreements and other documentation along with completion of legal and financial due diligence. The Company is hopeful of accomplishing its objectives through these measures in the anticipated time frame and also expects that the funds available through the above-mentioned arrangements will be sufficient to alleviate the doubts about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary if the Company is unable to continue as a going concern.

c) Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and underlying assumptions, including those related to the allowance for accounts receivables, fair values of financial instruments, measurement of defined benefit obligations, impairment of non-financial assets, useful lives of property plant and equipment and intangible assets, income taxes, certain deferred tax assets and tax liabilities, and other contingent liabilities. Although these estimates are inherently subject to judgment and actual results could differ from those estimates, management believes that the estimates used in the preparation of the consolidated financial statements are reasonable.

Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

d) Revenue

Revenues consist primarily of revenue from:

- Insurance policy distribution in the form of commissions, brokerage, underwriting and other fees; and

- Insurance support services comprised of pre-inspection and risk assessment, roadside assistance, extended warranty, and claim processing using the Company’s IaaS platform.

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

Income from distribution of Insurance policies

Insurance policy distribution and brokerage income:

The Company enters into a contract with insurance companies for the purpose of distributing insurance products to the end consumers. The Company’s performance obligation under the contract is to sell insurance policies to earn commission, brokerage and other fees. Revenue from distribution services is recognized at a point in time when the related services are rendered as per the terms of the agreement with customer. Revenue is disclosed net of the Goods and Service tax charged on such services.

Distribution fee from underwriting and pricing

The Company enters into contract with insurance companies for the purpose of underwriting insurance products for the automotive segment including its pricing on behalf of insurer. The risk of underwriting the insurance contract is covered by the insurer and thus the Company is considered as an agent for the purpose of recognizing revenue. The Company’s performance obligation under the contract is to underwrite and price the policies. The Company generates underwriting fees termed as Managing General Agent fee (MGA fee) on provision of those services. The underwriting fee are determined as a percentage of net insurance premium payable to the insurer (net of all commission, royalties, and administration fees). Revenue from underwriting and pricing is recognized upfront based on point in time i.e., at the time the policy is issued to the customer.

IaaS platform enabled services:

Roadside assistance and extended warranty income:

The Company enters into a contract with insurance companies and other subscribers in order to provide roadside assistance services and extended warranty services to their policyholders/subscribers. The Company’s performance obligation under these contracts is to provide roadside assistance and extended warranty services as a stand ready obligation. The Company is the primary obligor in the transaction and has the latitude in establishing prices and selecting and contracting with suppliers, and is accordingly considered as principal for the purpose of recognizing gross revenue. Revenue from roadside assistance and extended warranty services is recorded over the tenure of contract which is usually one year.

Inspection Income:

The Company enters into a contract with insurance companies primarily to inspect the vehicles for accident claims made by their policyholders. The Company’s performance obligation under the contract is to inspect and assist in assessing claims for and on behalf of the customer, i.e. the insurance companies. The Company engages with multiple vendors to provide these services in different geographies. The Company is the primary obligor in the transaction and has the latitude in establishing prices, and selecting and contracting with suppliers, and is accordingly considered as principal for the purpose of recognizing revenue. Revenue from inspection and risk assessment is recorded when the inspections are conducted and billed in arrears on a monthly basis.

Administration fee from Insurance support and service plan administration

The Company enters into a contract with insurance companies to provide insurance support services which includes premium collection, policy administration, claims handling and processing, customer service, updating customer files etc., to provide better customer experience for the policyholders/subscribers. Revenue is recognized over time as the performance obligations are satisfied through effort expended to research, investigate, evaluate, document and process the claims, and control of these services are transferred to customer s/insurance companies. The Company’s obligation to manage and process the claims under insurance support services can range from one to seven years. The Company receives administration fees from its customers at inception of the contract prior to completion of transferring the services to the customer.

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

Contract assets and liabilities

A contract asset (unbilled revenue) is the right to consideration in exchange for goods or services transferred to the customer. If the Company performs by transferring goods or services to a customer before the customer pays consideration or before payment is due, a contract asset is recognized for the earned consideration that is conditional.

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

e) Cost of services

The cost of services for the Company's distribution business includes commissions paid to the channel partners, cost of employees and other direct expenses related to facilities.

For our IaaS platform-based services cost of revenue primarily consists of direct costs incurred for delivering the services to customers and the cost of onsite engineering support for roadside assistance, employee related expenses, risk assessment expense and other direct expenses. Amounts incurred towards vendors/suppliers for inspections and roadside assistance also form part of direct cost.

Cost of services are recognized as they are incurred.

f) Cash and cash equivalents

Cash and cash equivalents primarily represent cash and balances in current bank accounts. The Company considers all short-term deposits with an original maturity of three months or less, when purchased, to be cash equivalents.

g) Restricted cash and cash equivalents

Restricted cash and cash equivalents are pledged as security for contractual arrangements. Restricted cash and cash equivalents are classified as current and noncurrent assets based on the term of the remaining restriction. The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets amounts are as follows:

	As of March 31, 2024	As of March 31, 2023
Cash and cash equivalents	11,186,095	589,340
Restricted cash and cash equivalents—current	-	-
Restricted cash and cash equivalents—non-current	378,993	542,490

h) Concentration of credit risk

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

i) Accounts receivable, net

Accounts receivables are recorded at invoice value, net of allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections, and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms

j) Property and equipment

Property and equipment represent the costs of furniture and fixtures, office and computer equipment, and leasehold improvements. Property and equipment cost also includes any costs necessarily incurred to bring asset to the condition and location necessary for its intended use. Property and equipment are stated at cost, less accumulated depreciation and impairment losses. Depreciation is calculated using declining balance method over the assets’ estimated useful lives as follows:

Assets	Useful lives (years)
Office and electrical equipment	3-5 years
Computers	3 years
Furniture and fixtures	10 years

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

k) Intangible assets, net (including Intangibles under development)

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

Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years and up to five.

The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

l) Leases

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

The company determines if a contract contains a lease at inception of the arrangement based on whether the company has the right to obtain substantially all of the economic benefits from the use of an identified asset and whether it has the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which the company do not own. Right of use (“ROU”) assets represent the company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the company’s incremental borrowing rate (“IBR”), because the interest rate implicit in most of its leases is not readily determinable. The IBR is a hypothetical rate based on our understanding of what the company’s credit rating would be to borrow and resulting interest it would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in the company’s lease liability calculation. Variable lease payments may include costs such as common area maintenance, utilities, real estate taxes or other costs. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments is incurred.

Operating leases are included in operating lease ROU assets, short term operating lease liabilities, current and long-term operating lease liabilities, non-current on the company’s consolidated balance sheets. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other long-term liabilities on the company’s consolidated balance sheets. For operating leases, lease expense is recognized on a straight-line basis in operations over the lease term. For finance leases, lease expense is recognized as depreciation and interest; depreciation on a straight-line basis over the lease term and interest using the effective interest method.

m) Fair value measurements and financial instruments

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

Level 3 inputs:Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

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

n) Business combination

The Company accounts for an acquisition as a business combination if the assets acquired and liabilities assumed in the transaction constitute a business in accordance with Accounting Standard Codification (“ASC”) Topic 805 "Business Combinations". Such acquisitions are accounted using the acquisition method i.e., by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Where the set of assets acquired and liabilities assumed doesn't constitute a business, it is accounted for as an asset acquisition where the individual assets and liabilities are recorded at their respective relative fair values corresponding to the consideration transferred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for using the acquisition method of accounting and is not amortized. Goodwill is measured and tested for impairment on an annual basis in accordance with ASC 350, Intangibles - Goodwill and Other, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events and changes may include significant changes in performance related to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy.

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

o) Foreign currency

The Company’s consolidated financial statements are reported in U.S. Dollar ("USD"), the Parent Company’s functional currency. The functional currency for the Company’s subsidiaries in India, is the Indian Rupee ("INR"), the functional currency of the Company's subsidiary in the United Kingdom is the British Pound Sterling ("GBP") The translation of the functional currency of the Company’s subsidiaries into U.S. Dollar is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using an average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments ("CTA") under other comprehensive income/loss, under accumulated other comprehensive income/loss as a separate component of equity.

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

p) Employee benefit plans

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

The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, future compensation increases and attrition rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in net periodic cost in its entirety immediately. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

q) Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method (FIFO) for all inventories.

r) Income taxes

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

s) Income/loss per share attributable to ordinary shareholders

The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to ordinary shareholders for the period to be allocated between ordinary shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. For the reclassified periods prior to the Business Combination, the Roadzen (DE) convertible preferred stock is a participating security because holders of such shares have dividend rights in the event that a cash dividend was declared on the common stock of Roadzen (DE) at an amount equal to dividend paid on each share of Roadzen (DE) common stock. The convertible notes of Roadzen (DE) prior to the Business Combination and of the Company at and subsequent to the Business Combination are not considered participating securities. The holders of the convertible preferred stock in Roadzen (DE) prior to the Business Combination would have been would be entitled to dividends in preference to shareholders of Roadzen (DE) common stock, at specified rates, if declared. Then any remaining earnings would be distributed to the holders of Roadzen (DE) common stock and convertible preferred stock on a pro-rata basis assuming conversion of all convertible preferred stock into common stock of Roadzen (DE).

Basic net income/(loss) per share is calculated by dividing the net income/(loss) attributable to Ordinary Shares or,Pre business combination, common stock of Roadzen (DE) by the weighted-average number of ordinary shares or Pre-Business combination, common stock of Roadzen (DE), outstanding during the period, without consideration of potentially dilutive securities. Diluted net income/(loss) per share is computed by dividing the net income/(loss) attributable to Ordinary Shares or, Pre-business combination, common stock of Roadzen (DE), by the weighted-average number of ordinary shares or, pre business combination, common stock of Roadzen (DE) and potentially dilutive securities that could have been outstanding for the period.

t) Investments

Equity securities

Equity investments with a readily determinable fair value, other than equity method investments, are measured at fair value with changes in fair value recognized in the consolidated statements of operations. Equity investments without a readily determinable fair value, are measured at cost, less any impairment.

u) Commitments and contingencies

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

v) Expenses

Set forth below is a brief description of the components of the Company’s expenses:

i. Sales, Marketing and Business development expense

This function includes expenses incurred directly or indirectly for selling and marketing a product or service and costs spent on/by personnel employed under the sales or marketing department and share based compensation expenses. These expenses also include marketing efforts made by the Company to expand its market reach for distributing insurance policies. The expenses include advertisements through different mediums to reach end customers of insurance policies to enhance awareness and educate end customers.

ii. General and administrative expenses

General and administrative expenses include personnel costs for corporate, finance, legal and other support staff, including bonus and share based compensation expenses, professional fees, allowance for doubtful accounts and other corporate expenses.

iii. Research and Development expense

Research and development expense consists of personnel costs incurred by technology development team, subscription costs and other costs associated with ongoing improvements to and maintenance of internally developed software share based compensation and allocation of certain corporate costs.

w) Recently issued accounting pronouncements and not yet adopted.

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, the Company will not be subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of the Company’s financial statements to those of other public companies more difficult.

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
iii.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. It requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
iv.
In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023 -09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

x) Recent Accounting Pronouncements - Accounting Standards Adopted

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

Transaction proceeds

Upon the Closing, the Company received gross proceeds of $26,824. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in redeemable convertible preferred stock and shareholders’ equity (deficit) for the period ended March 31, 2024:

Cash-trust and cash, net of redemptions	26,824
Less: transaction costs and advisory fees, paid	—
Net proceeds from the Business Combination	26,824
Add: other current assets (including FPA)	46,257,695
Less: transaction costs and advisory fees, accrued	(17,697,924)
Less: promissory note	(3,731,708)
Reverse recapitalization, net	24,854,887

The number of shares of Ordinary Share issued immediately following the consummation of the Business Combination were:

Vahanna Class A common stock, outstanding prior to the Business Combination	25,012,500
Less: redemption of Vahanna Class A common stock	(15,670,446)
Class A common stock of Vahanna	9,342,054
Roadzen (DE) Common stock	58,396,520
Shares issued to FPA	702,255
Ordinary shares immediately after the Business Combination	68,440,829
Unvested Restricted Stock Units	9,903,500

The number of Roadzen (DE) shares was determined as follows:

	Roadzen (DE) Common stock	Ordinary Shares issued to shareholders of Roadzen (DE)
Common stock	606,425	16,501,984
Convertible preferred stock	1,539,566	41,894,536
	2,145,991	58,396,520

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

Redemption

Prior to the closing of the Business Combination, certain Vahanna public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 15,670,446 shares of Vahanna Class A Ordinary Share for an aggregate payment of $168,466,546 (the "Redemption").

4. Cash, cash equivalents and restricted cash

	As of March 31, 2024	As of March 31, 2023
Balances with banks
In current accounts	11,183,189	588,347
Cash in hand	2,906	993
	11,186,095	589,340

Restricted cash and cash equivalents (non - current)	378,993	542,490

5. Accounts receivables, net

	As of March 31, 2024	As of March 31, 2023
Accounts receivable	3,997,591	1,549,711
Less: allowance for credit losses	(345,211)	(13,726)
Accounts receivable, net	3,652,380	1,535,985

The following table provides details of the Company's allowance for credit accounts:

Balance, beginning of period	13,726	14,884
Additions charged	301,309	—
Existing allowance in acquired entities	43,902	—
Effect of exchange rate changes	(13,726)	(1,158)
Balance, end of period	345,211	13,726

6. Prepayments and other current assets

	As of March 31, 2024	As of March 31, 2023
Balance with statutory authorities	1,462,119	1,189,787
Unbilled revenue	1,821,134	868,382
Advances given (net of doubtful advances of $2,299,569 as of March 31, 2024 and $225,495 as of March 31, 2023)	672,716	922,380
Other receivables (net of doubtful receivables of $2,800,000 as of March 31, 2024)	6,829	126,928
Prepayments	1,613,407	22,091
Forward purchase agreement	28,784,993	—
Deposits	65,137	52,368
	34,426,335	3,181,936

i.
Advances given include:
a.
$ 244,087 and $ 822,278 of advances to suppliers as of March 31, 2024 and March 31, 2023, respectively.
b.
$119,220 and $55,753 of advances to employees as of March 31, 2024 and March 31, 2023, respectively. Advances to employees include related party balances of $54,082 and $28,516 as of March 31, 2024 and as of March 31, 2023.
c.
c) $2,042,459 in advances were extended to Peoplebay Consultancy Services Private Limited, FA Events & Media Private Limited, and FA Premium Insurance Private Limited. However, due to a loss of control over these entities during the year, the Company is doubtful on the recovery of these advances and has consequently created a provision.
ii.
Other receivables includes a provision of $2,800,000 created against amount to be received from a subscriber on account of issuance of preferred stock of Roadzen (DE) during the financial year 2023-24 which was converted to Ordinary Shares upon Business Combination

iii.
Forward purchase agreement

On August 25, 2023, Vahanna entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Seller”) (the “Forward Purchase Agreement” or “FPA”) for OTC Equity Prepaid Forward Transactions. Vahanna is referred to as the “Counterparty” prior to the consummation of the Business Combination, while the Parent Company is referred to as the “Counterparty” after the consummation of the Business Combination.

The Forward Purchase Agreement represents the recognition of the cash payments to the Seller of $46.2 million (including prepayment of $46.1 million and the reimbursable transaction cost of $0.1 million) and the forward purchase agreement with regard to 4,297,745 shares (recycled shares) and 702,255 shares (FPA subscription shares).The fair value of the forward purchase agreement is comprised of the Prepayment Amount ($ 46.2 million) and is reduced by the economics of the downside provided to the Sellers ($13.6 million) and the estimated consideration payment at the Cash Settlement Payment Date ($ 28.8 million). During the year ended March 31, 2024, an amount of $3.8 million was received from the Seller and accordingly the value of Forward Purchase Agreement was adjusted. The forward purchase agreement asset will be remeasured at fair value with changes in earnings in the future periods. Forward purchase agreement are treated as a Financial Instrument and revalued at each reporting date with the corresponding earnings (loss) reflected in the consolidated statements of operations as a change in fair value of Forward Purchase Agreement.

Assumptions used in calculating estimated fair value of Forward Purchase Agreement as of March 31, 2024 is as follows:

Volatility	62.65%
Risk-free rate	4.21%
Dividend yield	0.00%
Strike price	10.77
Remaining term (years)	1 year

7. Non-marketable securities

a) Moonshot - Internet SAS ("Moonshot")

Roadzen (DE) invested $2,410,000 representing 6.68% equity stake in Moonshot - Internet SAS, a simplified Joint Stock Company existing under the laws of France, which is a subsidiary of Societe Generale. Moonshot is an Insurtech company, registered as an insurance broker, which specializes in usage-based insurance products and services dedicated to E-Commerce. Roadzen (DE) has a representative on the board of directors of Moonshot, however the investment of 6.68% does not give Roadzen (DE) the ability to significantly influence the operating and financial policies of Moonshot, since majority ownership of Moonshot is concentrated with a single shareholder. Therefore, Roadzen (DE) uses the measurement alternative for equity investments without readily determinable fair values for its investment in Moonshot. The Company carries this investment at cost, less impairment.

b) Daokang (Beijing) Data Science Company Ltd. ('Daokang')

Roadzen (DE) entered into a joint venture contract with WI Harper VIII LLP and Shangrao Langtai Daokang Information Technology Co. Ltd. and invested an amount of $2,500,030 (representing a 34.5% of equity interest) of Daokang. Despite its significant equity interest in Daokang, Roadzen (DE) has attempted but has not been able to obtain adequate financial information as per USGAAP to apply equity method. Predecessor Roadzen, therefore, was unable to exercise significant influence over the operating and financial policies of Daokang. Accordingly, Roadzen (DE) used the measurement alternative for equity investments without readily determinable fair values for its investment in Daokang. The Company carries this investment at cost, less impairment.

The Company evaluates its non-marketable equity securities for impairment in each reporting period based on a qualitative assessment that considers various potential impairment indicators. This evaluation consists of several factors including, but not limited to, an assessment of significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which our investees operate, and other available financial information as per the local reporting requirements applicable to the relevant jurisdictions that affects the value of our non-marketable equity securities. Based on such assessment, the Company has created an impairment of $2,140,530 for Moonshot - Internet SAS and $1,254,704 for Daokang (Beijing) Data Science Company Ltd.

8. Property and equipment, net

The components of property and equipment, net were as follows:

	As of March 31, 2024	As of March 31, 2023
Computers	660,504	370,516
Office equipment	422,046	153,432
Furniture & fixtures	162,851	69,338
Electrical equipment	30,972	6,312
Leasehold improvements	31,736	21,381
Total	1,308,109	620,979
Less: accumulated depreciation	(853,520)	(388,486)
Property and equipment, net	454,589	232,493

The Company capitalized $687,130 (net of disposal and CTA impact of $106 and $(1,180), respectively) and $59,568 (net of disposal and CTA impact of $137,230 and $43,496, respectively) for the year ended March 31, 2024 and as of March 31, 2023, respectively out of which $396,123 is related to acquisition of FA Premium Insurance Broking Pvt. Ltd., Global Insurance Management Limited and National Automobile Club. During the year ended March 31, 2024, the Company ceases to hold board control over Peoplebay

Consultancy Services Private Limited, FA Events & Media Private Limited with effect from October 1, 2023 and FA Premium Insurance Private Limited with effect from January 1, 2024, as a result property and equipment worth $73,641 have been derecognized. The Company capitalized $28,008 and $115,383 towards computers for the year March 31, 2024 and March 31, 2023, respectively. Depreciation expense relating to property and equipment amounted to $152,113 and $145,614 for the year March 31, 2024 and for March 31, 2023 respectively out of which $77,422 and $97,996 relate to computer for the year March 31, 2024 and March 31, 2023, respectively.

9. Intangible assets, net

	As of March 31, 2024	As of March 31, 2023
Software for internal use	8,583,145	7,292,101
Customer contracts - (refer note 21)	2,299,835	682,399
Intangible assets under development	439,374	196,174
Intellectual property	153,487	112,176
Trademark	54	55
Total	11,475,895	8,282,905
Less: accumulated depreciation and amortization	(8,442,649)	(5,569,048)
Less: impairment loss	(43,642)	(244,699)
Intangible assets, net	2,989,604	2,469,158

During the year ended March 31, 2024, the Company acquired intangible assets worth $4,955,565 related to FA Premium Insurance Broking Pvt. Ltd., Global Insurance Management Limited and National Automobile Club. The Company ceases to hold board control over Peoplebay Consultancy Services Private Limited and FA Events & Media Private Limited with effect from October 1, 2023 and FA Premium Insurance Private Limited with effect from January 1, 2024, as a result intangible assets worth $2,017,117 have been derecognized and impairment on customer contract of $335,185 has been reversed.

Further during the year ended March 31, 2024, the Company performed qualitative assessment for intangible assets and indicated that it was more likely than not that the carrying value of the acquired entities exceeded its fair value, therefore, it did not result in an impairment.

During the year ended March 31,2023, the Company has decided to shift its focus more on insurance distribution services rather than engaging into insurance support services. Due to the change in the business strategy, it was more likely than not that the carrying value of the distribution entities exceeded its fair value. As a result, the Company performed an impairment assessment by comparing the fair value of the affected entities (FA Events and Media Private Limited, Peoplebay Consultancy Services Private Limited, Kintsugi Innovation Labs Private Limited) to its carrying value. Fair value was determined by using DCF(discounted cashflow method) which is a level 3 measurement. The carrying value of the affected entities exceeded its fair value and as a result, an impairment charge of $ 254,614 (including CTA impact of $ 9,915) was recorded in consolidated statements of operations under the head "Impairment of goodwill and intangibles with definite life" for the year ended March 31, 2023.

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For Period Ended March 31:	Amount
2025	1,606,872
2026	748,473
2027 and thereafter	194,885

10. Other long-term assets

	As of March 31, 2024	As of March 31, 2023
Deposits	12,672	25,890
Advances	34,685	-
Interest accrued	2,503	9,249
Deferred tax assets (refer note 28)	22,053	82,345
	71,913	117,484

11. Accounts payable and accrued expenses

	As of March 31, 2024	As of March 31, 2023
Accounts payable	22,795,847	2,008,731
Accrued expenses	5,916,896	3,575,445
Amounts due to employees	860,895	656,890
	29,573,638	6,241,066

1) As the accounting acquirer, Roadzen (DE) is deemed to have assumed certain accounts payables which was obtained in connection with Business Combination amounting to $ 17,422,094 due to transaction costs in consummating the Business Combination. Accounts payable consists related party balance of $5,979 and USD NIL as of March 31, 2024 and March 31, 2023 respectively. Accrued expenses included the amount of USD 0.57 million on account of interest due but not paid.

2) Amount due to employees consists of reimbursements and salaries payable. The total includes related parties balance of $95,971 and $45,162 as of March 31, 2024 and as of March 31, 2023, respectively.

12. Other current liabilities

Other current liabilities consist of the following:

	As of March 31, 2024	As of March 31, 2023
Statutory liabilities	1,252,384	1,417,751
Deferred revenue	656,968	108,442
Advances from customers	445,696	52,227
Provision for income tax	-	83,054
Retirement benefits	14,128	3,008
Other payables	862,786	839,411
	3,231,962	2,503,893

Other Payables include consideration payable on acquisition of National Automobile Club amounting $488,000 during the year March 31, 2024.

13. Derivative warrant liabilities

Fair valuation of warrants issued or to be issued to lenders as a part of a senior secured note agreement entered into between Roadzen (DE) and Mizuho Securities USA LLC ("Mizuho") as administrative agent amounting to $5,585,955. Each warrant grants the holder the right to purchase one Ordinary Share of the Company at an exercise price of $0.001 with a cashless settlement option where the difference between the exercise price and the market price would be paid to the warrant holder in the form of Ordinary Shares. Since the Company has warrants traded under the symbol RDZNW, market price method was used to compute the fair market value on the reporting date. The warrants issued are recognized as derivative liabilities and were initially measured using the Black-Scholes model and are subsequently remeasured at each reporting period with changes recorded in consolidated statements of operation. As per the agreement entered into, if the principal and interest payments are not made as per the repayment schedule, the Company is obliged to issue warrants in the following sequence:

Milestone (days past due)	Warrants Shares based on fully diluted Ordinary Shares of the Company as of the issuance date
180 days	1.00%
210 days	1.17%
240 days	1.33%
270 days	1.50%
300 days	1.67%
330 days	1.83%
360 days	2.50%

A comparison of the assumptions used in calculating estimated fair value of warrants due as of March 31, 2024 is as follows:

Closing price	$6.50
Risk Free rate	4.21%
Dividend Yield	0%
Volatility	126.55%
Expected Life of the option	4.75 years

14. Borrowings

A. Long-term borrowings consist of the following:

	As of March 31, 2024	As of March 31, 2023
Loans from banks (note a)	112,169	307,228
Secured debentures (note b)	2,214,754	3,198,569
Convertible debenture (note c)	1,374,481	-
Less: current portion of long-term borrowings	(2,228,471)	(2,852,528)
	1,472,933	653,269

a.
Loans from banks:

Particulars	Interest rate	Maturity date	Amount outstanding
Long-term borrowings from banks	8.75%	10-Aug-30	112,169
			112,169

The above loan is a vehicle loan and secured by way of hypothecation against vehicle for which loan is granted.

b. Secured debentures:

Particulars	Interest rate	Maturity date	Amount outstanding
N1 Series Debentures	19.50%	31-May-24	578,137
N2 Series Debenture	19.50%	31-Jul-24	327,412
N3 Series Debentures	19.25%	31-May-24	409,643
N4 Series Debentures	20.00%	31-Jan-24	899,562
			2,214,754

The debentures are secured by a subordinated lien on intellectual property, current assets and movable property and equipment of certain material foreign subsidiaries. The Company has not honored the repayment of debentures on the due date.

c. Convertible debenture

During the year ended March 31, 2024, the Company issued $1.10 million unsecured convertible debentures to different parties which has a maturity of December 15, 2025. The instruments carry an interest of 13% per annum.

Redemption/Conversion features of the instrument

On Maturity: If any amount of principal or interest under the notes remain outstanding on the maturity date, the Company shall repay the principal together with payment of accrued interest.

Optional Conversion: The unpaid principal amount of this Debenture (together with all accrued but unpaid interest thereon) shall be convertible, in whole or in part, at the option of the Holder at any time prior to the payment in full of the principal amount of this Debenture, into such number of shares of fully paid up Ordinary Shares as is determined by dividing the principal amount of the Debenture so converted (together with all accrued but unpaid interest thereon) by the Conversion Price i.e. $10 per share.

However the conversion price would undergo a change in case the volume weighted average price ("VWAP") of the Ordinary Shares is lesser than the conversion price.

Mandatory Conversion by Company: If at any time after the Original Issuance Date, of the closing price of the Common Stock of the company for any 20 Trading Days within a consecutive 30 Trading Day-period exceeding 130% of the then-applicable Conversion Price, then the Company shall thereafter have the right, at any time upon written notice to the Holder, to convert the unpaid principal amount of this Debenture (together with all accrued but unpaid interest thereon) into such number of shares of fully paid and non-assessable shares of Common Stock as is determined by dividing the principal amount of the Debenture (together with all accrued but unpaid interest thereon) by the Conversion Price (a “Company Conversion”).

Warrants Entitlement: Company shall issue the warrants to the debentureholder within 90 days of the closing of the securities purchase agreement. The warrants shall be equivalent to the 10% of the original principal balance of the notes.The exercise price of the Warrants shall be eight dollars and fifty cents ($8.50) per Warrant Share. The Warrants shall expire five (5) years after issuance.

A comparison of the assumptions used in calculating estimated fair value of warrants due as of March 31, 2024 is as follows:

Risk free rate	4.13% - 4.47%
Volatility	108.18% - 126.55%
Annual Interest rate	13%
Conversion Price	$10

d. As of March 31, 2024, the aggregate maturities of long-term borrowings are as follows:

Period ending March 31, 2025	2,228,471
Period ending March 31, 2026	1,389,426
Period ending March 31, 2027	16,306
Period ending March 31 2027 onwards	67,201
3,701,404

B. Short-term borrowings

	As of March 31, 2024	As of March 31, 2023
Loans from banks (note a)	781,455	84,587
Loans from related parties	1,096,109	485,747
Loans from others (note b)	13,877,265	4,305,467
	15,754,829	4,875,801

a)
Loans from banks and others

Particulars	Weighted average borrowing rate
Short-term borrowings from banks and others	14.00%

Loan from banks includes a loan facility taken by Good Insurance Brokers Private Limited from The Hongkong and Shanghai Banking Corporation Limited for an amount of $0.5 million and same is secured by way of exclusive charge of hypothecation of entire current assets both present and future, exclusive charge over deposit under lien to the extent of 50% and Corporate Guarantee (CGT) from Roadzen (DE) alongwith relevant certified true copy of the Board Resolution and constitutional documents.

b)
Loan from others
1.
During the quarter ended June 30, 2023, Roadzen (DE) entered into a $7.5 million senior secured notes agreement with a syndicate of lenders which has a maturity date of June 28, 2024. The secured notes carry an interest of 15% per annum. The syndicate of lenders are entitled to receive a warrant to purchase an agreed number of Ordinary Shares in case the loan is not fully repaid by Roadzen (DE) within six months from the issue date.
2.
As the accounting acquirer, Roadzen (DE) is deemed to have assumed promissory note amounting to $2.46 million at a discount of 10% which was obtained to finance transaction costs in connection with the Business Combination. The Promissory note is not convertible and interest of 20% per annum is due and payable upon earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. The company has not honored repayment of the promissory note on the due date.
3.
During the quarter ended December 31, 2023, Good Insurance Brokers Private Limited has taken a loan facility from Mufin Green Finance Limited for $0.94 million bearing interest repayable in the monthly installments upto November 2024 @ 17.5% and from Hindon Mercantile Limited $0.48 millions bearing interest @ 21% repayable in bullet payment of each tranche within 60 days from the date of disbursement.
4.
During the quarter ended March 31, 2024, the company has issued $0.5 million notes at an interest rate of 17.5% per annum and mature on the sixth month anniversary of the the funding of the notes. The interest rate on the notes can be increased maximum upto 29% as per the applicable condition of repayment.
5.
As the accounting acquirer, Roadzen (DE) is deemed to have assumed Convertible Promissory Note amounting to $1.03 million which was obtained to finance transaction costs in connection with a Business Combination. The Convertible Promissory Notes is a non-interest bearing instrument and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the holder's discretion. The warrants would be identical to the private placement warrants described in note 19. The company has not honored repayment of the promissory note on the due date.

Fair Value of the Warrants:

Closing price	$0.09
Open price	$0.09
High	$0.09
Low	$0.09

15. Other long-term liabilities

	As of March 31, 2024	As of March 31, 2023
Retirement benefits	250,399	294,301
Deferred tax liability	263,665	—
Deferred revenue	727,853	—
	1,241,917	294,301

16. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other programs covering its employees.

Defined benefit plan (unfunded)

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. The Gratuity Plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The Company contributes the required funding for all ascertained liabilities to the Gratuity Plan. There is no plan asset against the defined benefit plan.

The following table sets forth the amounts recognized in the Company’s financial statements based on actuarial valuations carried out as of March 31 2024 and 2023

Change in benefit obligation	As of March 31, 2024	As of March 31, 2023
Projected benefit obligation at the beginning of the year	297,309	163,744
Interest costs	21,664	11,610
Service costs	80,183	124,010
Actuarial (gain) loss	(120,120)	16,627
Benefits paid	(10,358)	—
Effect of exchange rate changes	(4,151)	(18,682)
Projected benefit obligation at the end of the year	264,527	297,309

Amounts recognized in the Consolidated Balance Sheets consist of
Current liabilities (recorded under accrued expenses and other current liabilities)	14,128	3,008
Non-current liabilities (recorded under other liabilities)	250,399	294,301
Unfunded amount recognized	—	—
	264,527	297,309

Net defined benefit plan costs include the following components for:
	As of March 31, 2024	As of March 31, 2023
Interest costs	21,664	11,610
Service costs	80,183	124,010
Actuarial (gain) loss	(120,120)	16,627
Total	(18,273)	152,247

The estimated net defined benefit plan cost over the next fiscal year is $ 14,192

The principal assumptions used in determining gratuity for the Company’s plans are shown below:
	As of March 31, 2024	As of March 31, 2023
Discount rate	7.39%	7.39%
Rate of increase in compensation per annum	10.00%	10.00%
Retirement age (in years)	60	60

The Company evaluates these assumptions based on projections of the Company’s long-term growth and prevalent industry standards.

The expected benefit plan payments set forth below reflect expected future service:
Year ending March 31	Amounts
2025	14,192
2026	42,589
2027	60,284
2028	67,591
2029	77,097
2030-2034	463,729
725,482

The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of March 31, 2024.

Defined contribution plans

The Company makes contributions to Employee provident fund and Employee state insurance, determined as a specified percentage of employee salaries, in respect of qualifying employees towards defined contribution schemes. During the years March 31, 2024 and March 31, 2023, the Company contributed $332,169 and $115,947 respectively to defined contribution plans in India and the United Kingdom.

17. Mezzanine equity

As discussed in Note 1, The Company has retroactively adjusted the shares issued and outstanding equity of Roadzen (DE) prior to the Business Combination to give effect to the conversion ratio to determine the number of Ordinary shares into which the convertible preferred stock of Roadzen (DE) were converted.

As of March 31, 2023, the redeemable convertible preferred stock consisted of the following:

	Shares issued and outstanding	Per share original issue price	Aggregate conversion amount	Carrying value
Series A	200,000	0.5	100,000	100,000
Series A1	1,265,100	1.5	1,897,650	48,174,279
	1,465,100		1,997,650	48,274,279

Upon the closing of the Business Combination, 1,539,566 shares of redeemable convertible preferred stock issued and outstanding in Roadzen (DE) were converted into 41,894,536 shares of ordinary shares of parent company at the conversion ratio.

As of March 31, 2024, no shares of convertible preferred stock of Roadzen (DE) were outstanding.

18. Ordinary shares

As of March 31, 2024, the Company was authorized to issue 220,000,000 shares of ordinary shares, $0.0001 par value.

As a result of the business combination, all of Vahanna's Class A Common Stock and Class B Common Stock automatically converted into 10,044,309 shares of the Company's ordinary shares on a one-for-one basis and issued and outstanding shares of Roadzen (DE)'s common stock were converted into 58,396,520 Ordinary shares of company at the conversion ratio.

The holders of ordinary shares are entitled to receive dividends as declared from time to time and are entitled to one vote per share at meetings of the Company. In the event of liquidation, the holders of ordinary shares are eligible to receive an equal share in the distribution of the surplus assets of the Company based on their percent of ownership.

As of March 31, 2024 and March 31, 2023, 68,440,829 and 16,501,984 shares of the Company's ordinary shares were issued and were outstanding, respectively.

The following table summarizes the Company’s ordinary shares reserved for future issuance on an as-converted basis:

	As of March 31, 2024	As of March 31, 2023
Conversion of outstanding redeemable convertible instruments	137,448	25,743,890
Remaining shares available for future issuance under the Company's equity incentive plan	9,707,928	—
Warrants	21,045,965	—

19. Warrants

Vahanna's 10,004,994 Public Warrants and 9,152,087 Private Placement Warrants remained outstanding and became warrants to purchase Ordinary Shares in the Company upon the close of the Business Combination.

As of March 31, 2024, there were 10,004,994 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. Each whole warrant entitles the registered holder to purchase one Ordinary Share at a price of $11.50 per share. The Public Warrants became exercisable as of October 20, 2023. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2024, there were 9,152,087 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

20. Revenue

The following table summarizes revenue by the Company's service offerings:

	For the year ended March 31, 2024	For the year ended March 31, 2023
Revenue from services
Commission and Distribution Income	30,500,018	9,173,671
Income from Insurance as a Service	16,224,268	4,386,827
	46,724,287	13,560,498

There were two customer that individually represented 29% and 21% of the Company’s revenue for the year ended March 31, 2024 and two customers that individually represented 28% and 18% of the Company’s accounts receivable balance as of March 31, 2024.

There were two customer that individually represented 24% and 15% of the Company’s revenue for the year ended March 31, 2023 and two customers that individually represented 25% and 14 % of the Company’s accounts receivable balance as of March 31, 2023.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	As of March 31, 2024	As of March 31, 2023
Contract liabilities
Deferred revenue	656,968	108,442
Advance from Customers		-
Total contract liabilities	656,968	108,442
Contract assets
Unbilled revenue	1,821,134	868,382
Total contract assets	1,821,134	868,382

The Company records deferred revenue when cash payments are received or due in advance of Company's performance. Deferred revenue primarily relate to commission and distribution income and insurance as a service. The amount of revenue recognized for the period ended March 31, 2024 that was included in the deferred revenue balance as of March 31, 2023 was $108,442. The amount of revenue recognized in the year ended March 31, 2023 that was included in the deferred revenue balance as of March 31, 2022 was $292,031. The Company's remaining performance obligations in contracts with customers will be completed within 12 months from the reporting date.

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

21. Business combinations

a) Global Insurance Management Limited

During the period ended June 30, 2023, Roadzen (DE) (on June 30, 2023) acquired 100% of the equity interests in Global Insurance Management Limited for a cash consideration of $3,998,000. Global Insurance Management Limited was incorporated in United Kingdom and is engaged in the business of underwriting, pricing and distribution of Insurance products. As of March 31, 2024, the Company has transferred the entire consideration and Roadzen (DE) has exercised board control over Global Insurance Management from June 30, 2023. The financial results of Global Insurance Management have been included in the Company's consolidated financial statements from June 30, 2023 as the Company has possessed the power to direct the relevant activities of Global Insurance Management from the Share Purchase Agreement date.

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Cash and cash equivalents	10,997,974
Acquired customer contract (Refer Note 9)	1,157,920
Other assets	7,157,343
Other liabilities	(15,947,363)
Net assets	3,365,874
Purchase consideration	3,998,000
Goodwill (Refer Note 21(d))	632,126

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

b) National Automobile club

During the period ended June 30, 2023, Roadzen (DE) (on June 06, 2023) acquired 100% of the equity interests in National Automobile Club for a cash consideration of $2,238,000. National Automobile Club was incorporated in the United States of America and is engaged in the business of Roadside Assistance services. As of March 31, 2024, Roadzen (DE) has transferred a consideration amounting to $1,750,000, however, Roadzen (DE) exercises board control over National Automobile Club from June 06, 2023. The financial results of National Automobile Club have been included in the Company's consolidated financial statements from June 06, 2023 as the Company possess the power to direct the relevant activities of National Automobile Club from the Share Purchase Agreement date.

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Cash and cash equivalents	182,713
Intangible assets	13,384
Acquired customer contract (Refer Note 9)	870,027
Other assets	1,947,606
Other liabilities	(1,215,247)
Net assets	1,798,483
Purchase consideration	2,238,000
Goodwill (Refer Note 21(d))	439,517

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

c) FA Premium Insurance Broking Private Limited

During the period ended September 30, 2023, Roadzen (DE) (on July 1, 2023) acquired 100% of the equity interests in FA Premium Insurance Broking Private Limited for a consideration of $1,279,820. FA Premium Insurance Broking Private Limited was incorporated in India and is engaged in the business of broking services. As of March 31, 2024, Roadzen (DE) has transferred a consideration amounting to $1,204, however, Roadzen (DE) exercises board control over FA Premium Insurance Broking Private Limited, accordingly it has been consolidated with effect from.from July 1, 2023.

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Cash and cash equivalents	72,430
Intangible assets	34,754
Acquired customer contract (Refer Note 9)	20,345
Acquired distribution network (Refer Note 9)	814,365
Other assets	670,182
Other liabilities	(736,298)
Net assets	875,778
Purchase consideration	1,279,820
Goodwill (Refer Note 21(d))	404,042

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to the synergies expected from marketing expertise and penetration which the acquiree possesses.

Following are details of the purchase price allocated to the intangible assets acquired:

	Amount	Weighted average life
Acquired distribution network	814,365	3 years
Acquired customer contracts	20,345	3 years

d) Goodwill

	As of March 31, 2024	As of March 31, 2023
Opening balance	996,441	1,725,292
Goodwill relating to acquisitions consummated during the year (Refer Note 21 (a), (b) & (c))	1,475,685	—
Derecognition on deconsolidation of subsidiaries	(535,844)	—
Impairment recognized on goodwill during the year	—	(664,903)
Impairment reversed on goodwill during the year on account of deconsolidation of subsidiaries	131,803	—
Effect of exchange rate changes	(6,532)	(63,948)
Closing balance	2,061,553	996,441

During the year ended March 31, 2024, the Company acquired Global Insurance Management Limited, National Automobile Club and FA Premium Insurance Private Limited with a goodwill of $632,126, $439,517 and $404,042. The Company ceases to hold board control over Peoplebay Consultancy Services Private Limited, FA Events & Media Private Limited with effect from October 1, 2023 and FA Premium Insurance Private Limited with effect from January 1, 2024 and as a result goodwill related to FA Premium Insurance Private Limited has been derecognized; goodwill related to Peoplebay Consultancy Services Private Limited and FA Events & Media Private Limited which was previously impaired has been reversed.

The Company performed qualitative assessment for other entities and indicated that it is more likely than not that the fair value of the acquired entities exceeded its carrying value, therefore, the assessment did not result in an impairment.

During the year ended March 31,2023, the Company decided to shift its focus more on insurance distribution services rather than engaging into insurance support services. Due to the change in the business strategy, it is more likely than not that the carrying value of the distribution and marketing entities exceeded its fair value. As a result, the company performed a goodwill impairment assessment during the year ended March 31, 2023, by comparing the fair value of the affected entities (FA Events and Media Private Limited, Peoplebay Consultancy Services Private Limited, Kintsugi Innovation Labs Private Limited) to its carrying value. Fair value was determined by using DCF(discounted cashflow method) which is a level 3 measurement. The carrying value of the affected entities exceeded its fair value and as a result, a goodwill impairment charge of $664,903 (including amount of $24,591 due to foreign exchange fluctuation) was recorded in consolidated statements of operations under the head "Impairment of goodwill and intangibles with definite life" during the year ended 31st March 2023.

22. Deconsolidation of subsidiaries

During the year ended March 31, 2024, the Company ceases to hold board control over Peoplebay Consultancy Services Private Limited , FA Events & Media Private Limited with effect from October 1, 2023 and FA Premium Insurance Private Limited with effect from January 1, 2024 and, as a result, it has neither got board control nor a controlling financial interest in these subsidiaries from the date of deconsolidation. Entire interest in the above mentioned subsidiaries ceases to exist and as on March 31, 2024 there is no retained investment. A gain of $2,098,745 has been recorded as a result of loss of board control in these subsidiaries. None of these subsidiaries will remain as a related party after deconsolidation from their respective loss of control dates.

Details of Ownership interest held in the former subsidiaries:

Name of the entity	Principal Activities	Principal place of business	Ownership interest held
			As at 31 March 2024	As at 31 March 2023
Peoplebay Consultancy Services Private Limited	Engaged in the business of marketing services which includes product launches, road shows for corporate clients	India	0%	100%
FA Events & Media Private Limited	Engaged in the business of marketing services which includes product launches, road shows for corporate clients.	India	0%	100%
FA Premium Insurance Private Limited*	Engaged in the services of broking services	India	0%	0%

* Acquired on July 1, 2023.

23. Financial instruments

The Company measures the convertible debentures, derivative warrant liabilities and forward purchase agreement asset at their fair values. The Company’s derivative warrant liabilities are categorized as Level 1 because they are measured based on observable listed prices of such instrument. Convertible debentures and Forward Purchase Agreement are categorized as Level 3 because of unobservable inputs and other estimation techniques due to the absence of quoted market prices, inherent lack of liquidity and the tenure of such financial instruments.

Financial instruments measured at fair value on a recurring basis

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2024:

	March 31, 2024
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial liabilities:
Derivative warrant liabilities	5,585,955	-	-	5,585,955
Convertible debentures	-	-	1,374,481	1,374,481
	5,585,955	-	1,374,481	6,960,436

	March 31, 2024
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial assets:
Forward purchase agreement		-	28,784,993	28,784,993
	-	-	28,784,993	28,784,993

The Company uses a third-party valuation specialist to assist management in its determination of the fair value of its Level 1 classified derivative warrant liabilities. The fair value of these financial instruments is based on the volatility of its ordinary share warrants, based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. For key aspects of valuation of convertible debentures refer note 13.

The Company uses a third party valuation specialist to assist management in its determination of the fair value of its Level 3 classified convertible debentures and Forward Purchase Agreement. The instruments were fair valued using a Monte Carlo simulation model utilizing assumptions related to the contractual term of the instruments and current interest rates. For key aspect of the valuation inputs refer notes 14 (c) and 6 (iii) respectively.

The following table presents a reconciliation of the Company’s Level 3 financial instruments measured and recorded at fair value on a recurring basis as of March 31, 2024:

	Financial asset	Financial liability
	Forward purchase agreement	Convertible debentures
Balance as of March 31, 2023	-	-
Initial measurement	46,190,195	1,100,000
Change in fair value	(13,614,569)	274,481
Value of shares sold in Forward Purchase Agreement	(3,790,633)	-
Balance as of March 31, 2024	28,784,993	1,374,481

Assets measured at Fair Value on a non-recurring basis

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.

Non-Marketable Equity Securities

The Company measures its non-marketable equity securities that do not have readily determinable fair values under the measurement alternative at cost less impairment, adjusted by price changes from observable transactions recorded within "Other income/(expense) net" in the consolidated statements of operations. The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to its investment in Daokang and Moonshot. During the year ended March 31, 2024, the Company recorded a impairment loss for its non-marketable equity securities, refer note 7.

Management of risks

Interest rate risk - Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate due to change to market interest rates. The Company is exposed to interest rate risk for its long-term debts where the interest rates are variable according to the market conditions.

Foreign currency risk - The Company monitors its foreign currency exposures on a regular basis. The operations are primarily denominated in United States Dollars, Pounds Sterling, Indian Rupees and Euros. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates. Based on a sensitivity analysis we have performed as of March 31, 2024, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the United States Dollar would not have a material effect on our financial statements.

24. Sum due to insurer

Represents the net amounts of premium due to insurer based on the respective contract with each insurer. The net amount due is equal to the gross written premium less the Company’s commission for policies that have reached their effective date. Sum due to insurer includes $ 8,918,849 as of March 31, 2024, which represents funds from the insurer to meet working capital requirements/ contingencies arising out of claim settlement.

25. Investments

These balances include certain investments in mutual funds that are recorded at fair value. Any changes to the fair value are recorded in "Fair value gains/(losses) in financial instruments carried at fair value" due to the election of the fair value option of accounting for financial instruments.

26. Commitments and contingencies

A. Commitments

Dividend on Preferred stock

As of March 31, 2024, no shares of convertible preferred stock were outstanding. In view of losses, cumulative dividend of $477,101 in respect of Preferred stock of Roadzen (DE) (Series A and A1 stock) was not provided as of March 31, 2023 respectively.

B. Leases - Accounted as per ASC 842 for the Period Ended March 31, 2024

Operating leases

The Company leases office space under non-cancellable operating lease agreements, which expire on various dates through April 2031. Some property leases contain extension options exercisable by the Company. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. Rent expense for operating leases for the period ended March 31, 2024 was $260,116. The components of lease cost for the period ended March 31, 2024 is summarized below:

(i) The following tables presents the various components of lease costs:

Particulars	For the period ended March 31, 2024
Lease :
Operating lease cost	203,029
Short-term lease cost	57,087
Total lease cost	260,116

(ii) The following table presents supplemental information relating to the cash flow and non cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating liabilities, and, as such, are excluded from the amounts below.

Particulars	For the period ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	210,042
Right-of-use assets obtained in exchange for lease obligations:
Operating Assets	415,141

(iii) Balance sheet information related to leases are as follows:

Particulars	As of March 31, 2024
Operating Leases:
Operating Lease ROU Asset, net	822,327

Short term liabilities	358,802
Long term liabilities	268,856
Total operating lease liabilities	627,658

(iv) Weighted Average Remaining Lease Term (In years)

As of March 31, 2024
Operating leases	5.93

(v) Weighted Average Discount Rate

As of March 31, 2024
Operating leases	12.62%

(vi) Maturities of lease liabilities were as follows:

Particulars	Lease Liabilities (USD)*
For Period Ended March 31 2024
2025	368,092
2026	134,054
2027	135,628
2028	51,052
2029	20,750
Thereafter	69,482
Total Lease Payments	779,058
Less: Imputed Interest	(151,400)
Total	627,658

*The lease liabilities are translated into U.S. Dollars using the closing rate for the period ended March 31, 2024

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

D. Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which the Company agrees to provide indemnification of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including losses arising out of intellectual property infringement claims made by third parties, if the Company has violated applicable laws, if the Company is negligent or commits acts of wilful misconduct, and other liabilities with respect to its products and services and its business. In these circumstances, payment is typically conditional on the other party making a claim pursuant to the procedures specified in the particular contract. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements.

27. Net loss per share

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

The following table sets forth the computation of basic net loss per share attributable to ordinary shareholders and preferred stock holders:

Particulars	For the year ended March 31, 2024	For the year ended March 31, 2023
Numerator:
Net loss	(99,669,335)	(14,024,268)
Less: dividend attributable to preferred stockholders for the current year	-	119,216
Net loss attributable to Roadzen Inc. ordinary shareholders	(99,669,335)	(14,143,484)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	44,032,410	16,501,984
Net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	(2.26)	(0.86)

The following table summarizes the number of potential Ordinary Shares equivalents that were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented:

Particulars	For the year ended March 31, 2024	For the year ended March 31, 2023
Share warrants	20,363,067	-
Restricted stock units	9,707,928	-
Convertible instruments	24,645	-
Preferred stock	—	1,125,376
Total	30,095,640	1,125,376

28. Income Taxes

The Company's net loss before provision for income taxes for the year ended March 31, 2024 and March 31, 2023 were as follows:

Particulars	For the year ended March 31, 2024	For the year ended March 31, 2023
Domestic	(93,127,552)	(8,917,510)
Foreign	(6,755,174)	(5,325,906)
Total	(99,882,726)	(14,243,416)

The components of the provision for income taxes for the year ended March 31, 2024 and March 31, 2023 were as follows:

Particulars	For the year ended March 31, 2024	For the year ended March 31, 2023
Current:
Domestic	—	—
Foreign	19,177	86,420
	19,177	86,420
Deferred:
Domestic	—	—
Foreign	(42,825)	(128,685)
	(42,825)	(128,685)

Total provision for income taxes	(23,648)	(42,265)

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the year ended March 31, 2024 and March 31, 2023:

Particulars	For the year ended March 31, 2024	For the year ended March 31, 2023
Federal statutory income tax rate	21.00%	21.00%
Non deductible expenses	(3.70%)	(4.08%)
Valuation allowance	(17.45%)	(17.65%)
Foreign rate differential	0.21%	1.24%
Share warrants	0.00%	(0.05%)
Other	(0.04%)	(0.17%)
Total provision for income taxes	0.02%	0.30%

The components of the Company’s net deferred tax assets as of the year ended March 31, 2024 and year ended March 31, 2023 were as follows:

Particulars	As of March 31, 2024	As of March 31, 2023
Deferred tax assets:
Net operating loss carry forwards	25,515,511	8,480,316
Unabsorbed depreciation carry forwards	76,126	54,438
Retirement benefits	72,349	56,603
Depreciation and amortization	109,299	50,918
Others	244,136	5,965
Total deferred tax assets	26,017,421	8,648,240
Less: valuation allowance	(25,995,368)	(8,565,895)
Deferred tax assets, net of valuation allowance	22,053	82,345
Deferred tax liabilities:
Intangibles on account of business combination	(263,665)	—
Net deferred tax assets/ (liabilities)	(241,612)	82,345

Movement recognized in net deferred tax assets:

	As of March 31, 2023	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of March 31, 2024
Deferred tax assets:
Net operating loss carry forwards	8,480,316	17,035,195	—	25,515,511
Unabsorbed depreciation carry forwards	54,438	21,688	—	76,126
Retirement benefits	56,603	15,746	—	72,349
Depreciation and amortization	50,918	58,381	—	109,299
Fair value changes on convertible notes	—	—	—	—
Others	5,965	238,171	—	244,136
Less: valuation allowance	(8,565,895)	(17,429,473)	—	(25,995,368)
Deferred tax liabilities:
Intangibles on account of business combination	—	(263,665)	—	(263,665)
Acquisitions	—	608,233	(608,233)	—
Deconsolidation	—	(193,121)	193,121	—
Currency translation	—	(48,330)	48,330	—
Net deferred tax assets/ (liabilities)	82,345	42,825	(366,782)	(241,612)

Particulars	As of March 31, 2022	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of March 31, 2023
Deferred tax assets:
Net operating loss carry forwards	5,742,033	2,738,283	—	8,480,316
Unabsorbed depreciation carry forwards	9,174	45,264	—	54,438
Retirement benefits	53,656	2,947	—	56,603
Depreciation and amortization	25,232	25,686	—	50,918
Fair value changes on convertible notes	3,967	(3,967)	—	—
Others	288,348	(282,383)	—	5,965
Less: valuation allowance	(6,052,307)	(2,513,588)	—	(8,565,895)
Deferred tax liabilities:
Intangibles on account of business combination	(117,729)	117,729	—	—
Currency translation	—	(1,286)	1,286	—
	(47,626)	128,685	1,286	82,345

The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company's judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company's income tax provision would increase or decrease in the period in which the assessment is changed. The Company's valuation allowance increased by $17,429,473 during the Year ended March 31, 2024 and $2,515,200 during the year ended March 31, 2023.

The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest such earnings outside the U.S.

Net operating loss and credit carry forwards

As of March 31, 2024, the Company has U.S. federal net operating loss carry forwards of approximately $85,862,820 of which none are subject to limitation under Internal Revenue Code Section 382 (IRC Section 382). The federal net operating loss carry forwards that were generated prior to the 2018 tax year will begin to expire in 2030 if not utilized. For net operating loss carry forwards arising in tax years beginning after March 31, 2017, the tax act limits the Company's ability to utilize carry forwards to 80% of taxable income, however, these operating losses may be carried forward indefinitely. The state (Delaware) net operating loss carry forwards will begin to expire in 2032 if not utilized. The Company has foreign tax credits which will expire at the end of 8 years from the end of the assessment year in which these tax credits were originated.

Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change provisions of IRC Section 382 and similar state provisions. The annual limitation may result in the inability to fully offset future annual taxable income and could result in the expiration of net operating loss carry forwards before utilization. The Company continually reviews the impact to net operating losses of any ownership changes.

Unrecognized tax benefits

The Company has adopted authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company did not have any unrecognized tax benefits with a significant impact on its financial statements as of March 31, 2024 and 2023.

The Company's major tax jurisdictions are India, the United Kingdom and the U.S. The U.S. federal, state and foreign jurisdictions have statutes of limitations that generally range from three to six years. Due to the Company's net losses, substantially all of its federal and state income tax returns are subject to examination for federal and state purposes.

29. Segment reporting

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

30. Stock based compensation

The share-based compensation awards issued under the Company’s 2023 Omnibus Incentive Plan to the Company’s employees, officers, directors, are all equity-classified instruments. Restricted stock units ("RSUs") outstanding as of March 31, 2024 have service vesting conditions of one year. Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and a graded vesting method for RSUs. The Company has elected to account for forfeitures of employee stock awards as they occur.

Share-based compensation is in the form of restricted stock units (RSUs). The fair value per RSU is calculated using the Black-Scholes option valuation model.

Option value and assumption

Fair value per share (as of grant date)	$10.83
Exercise price	$0
Assumptions:
Volatility	30.82%
Expected dividends	0.00%
Expected term (in years)	1.5
Risk free rate	5.24%

Stock option activity	As of March 31, 2024
Opening unvested units
Granted	9,903,500
Exercised	-
Cancelled	195,572
Closing unvested units	9,707,928

Stock-based compensation expense related to RSUs granted to employees was $56,303,135 for the year ended March 31, 2024, the unrecognized compensation expense related to unvested RSUs was approximately $48,834,353 which is expected to be recognized over a weighted-average period of approximately 6 months.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADZEN INC.

Date: July 1, 2024	By:	/s/ Rohan Malhotra
Name: Rohan Malhotra
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rohan Malhotra	Chief Executive Officer and Director	July 1, 2024
Rohan Malhotra	(Principal Executive Officer)

/s/ Jean-Noël Gallardo	Chief Financial Officer	July 1, 2024
Jean-Noël Gallardo	(Principal Financial and Accounting Officer)

/s/ Steven Carlson	Chairman and Director	July 1, 2024
Steven Carlson

/s/ Saurav Adhikari	Director	July 1, 2024
Saurav Adhikari

/s/ Ajay Shah	Director	July 1, 2024
Ajay Shah

/s/ Supurna VedBrat	Director	July 1, 2024
Supurna VedBrat

/s/ Zoë Ashcroft	Director	July 1, 2024
Zoë Ashcroft

/s/ Diane B. Glossman	Director	July 1, 2024
Diane B. Glossman