Form 10-Q
period 2024-06-30
Roadzen Inc.
filed 2024-08-13
CIK 1868640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, there were 68,440,829 Ordinary Shares, $0.0001 par value per share, issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

Throughout this section, references to "Roadzen," “we,” “us,” and “our” refer to Roadzen Inc. and its consolidated subsidiaries as the context so requires.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, statements regarding our strategy, expansion plans, future operations, future operating results, planned capital raises and balance sheet restructuring, estimated revenues (including from new contracts and joint ventures), losses, projected costs, prospects, plans and objectives of management, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” in our other Securities and Exchange Commission (“SEC”) filings. We urge you to consider these factors, risks and uncertainties carefully in evaluating the forward-looking statements contained in this Quarterly Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Roadzen Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in $, except per share data and share count)

Particulars	As of June 30, 2024	As of March 31, 2024
Assets
Current assets:
Cash and cash equivalents	7,777,413	11,186,095
Accounts receivable, net	2,669,058	3,652,380
Inventories	77,399	70,667
Prepayments and other current assets	15,905,725	34,426,335
Investments	313,488	507,094
Total current assets	26,743,083	49,842,571
Restricted cash	376,981	378,993
Non marketable securities	1,513,995	1,514,796
Property and equipment, net	245,062	454,589
Goodwill	2,061,292	2,061,553
Operating lease right-of-use assets	981,108	822,327
Intangible assets, net	2,176,671	2,989,604
Other long-term assets	44,840	71,913
Total assets	34,143,032	58,136,346

Liabilities and stockholders' deficit
Current liabilities
Current portion of long-term borrowings	2,225,255	2,228,471
Short-term borrowings	16,956,691	15,754,829
Due to insurer	6,637,826	8,918,849
Accounts payable and accrued expenses	31,545,371	29,573,638
Derivative warrant liabilities	3,178,756	5,585,955
Short-term operating lease liabilities	314,675	358,802
Other current liabilities	3,522,285	3,231,962
Total current liabilities	64,380,859	65,652,506
Long-term borrowings	1,366,308	1,472,933
Long-term operating lease liabilities	508,143	268,856
Other long-term liabilities	897,207	1,241,917
Total liabilities	67,152,517	68,636,212

Commitments and contingencies (refer note 21)

Shareholders' deficit
Ordinary Shares and additional paid in capital, $0.0001 par value per share, 220,000,000 shares authorized as of June 30 2024 and March 31, 2024; 68,440,829 shares outstanding as of June 30, 2024 and March 31, 2024	84,974,378	84,974,378
Accumulated deficit	(199,415,444)	(151,008,419)
Accumulated other comprehensive income/(loss)	(885,099)	(600,501)
Other components of equity	82,791,695	56,560,706
Total shareholders’ deficit	(32,534,470)	(10,073,836)
Non-controlling interest	(475,015)	(426,030)
Total deficit	(33,009,485)	(10,499,866)
Total liabilities and Shareholders’ deficit, Non-controlling interest	34,143,032	58,136,346

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in $, except per share data and share count)

	For the three months ended
Particulars	June 30, 2024	June 30, 2023
Revenue	8,931,517	5,610,910
Costs and expenses:
Cost of services	5,427,440	2,297,809
Research and development	1,789,542	573,300
Sales and marketing	5,802,298	3,659,341
General and administrative	25,826,188	2,601,983
Depreciation and amortization	480,349	367,538
Total costs and expenses	39,325,817	9,499,971
Loss from operations	(30,394,300)	(3,889,061)
Interest income/(expense)	(821,686)	(217,954)
Fair value gains/(losses) in financial instruments carried at fair value	(17,152,060)	-
Other income/(expense) net	22,352	62,430
Total other income/(expense)	(17,951,394)	(155,524)
(Loss)/Income before income tax expense	(48,345,694)	(4,044,585)
Less: income tax (benefit)/expense	106,650	22,411
Income tax expense	12,933	-
Deferred tax expense	93,717	-
Net (loss)/income before non-controlling interest	(48,452,344)	(4,066,996)
Net loss attributable to non-controlling interest, net of tax	(45,319)	(27,752)
Net (loss)/income attributable to Roadzen Inc.	(48,407,025)	(4,039,244)

Net (loss)/income attributable to Roadzen Inc. ordinary shareholders	(48,407,025)	(4,039,244)
Basic and diluted	(0.71)	(6.73)

Weighted-average number of shares outstanding used to compute net loss per share attributable to Roadzen Inc. ordinary shareholders	68,440,829	606,425

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in $, except per share data and share count)

	For the three months ended
	June 30, 2024	June 30, 2023
Net (loss)/income	(48,407,025)	(4,039,244)
Other comprehensive income, net of tax:
Changes in foreign currency translation reserve	(288,265)	(38,964)
Less: changes in foreign currency translation reserve attributable to non-controlling interest	(3,667)	(3,426)
Other comprehensive income (loss) attributable to Roadzen Inc. ordinary shareholders	(284,598)	(35,538)

Total comprehensive loss attributable to Roadzen Inc. ordinary shareholders	(48,691,623)	(4,074,782)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Condensed Consolidated Statement of Shareholders' deficit (Unaudited)

(in $, except per share data and share count)

			Shareholders' deficit
	Convertible preferred stock		Ordinary shares and additional paid in capital		Accumulated	Debenture Redemption	Stock based compensation	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Shares	Amount	deficit	Reserve		loss	deficit
Balance as of April 1, 2023	1,465,100	48,274,279	606,425	303,213	(51,448,299)	366,786	—	(66,903)	(50,845,203)
Adjustments:
Issuance of Series A1 stock during the year through rights issue	28,679	4,445,027	—	—	—	—	—	—	—
Issuance of Series A1 stock during the period through conversion of loan	17,178	2,662,590
Net profit/ (Loss) attributable to ordinary shareholders	—	—	—	—	(4,039,244)	—	—	—	(4,039,244)
Other comprehensive income	—	—	—	—	—	—	—	(35,538)	(35,538)
Balance as of June 30, 2023	1,510,957	55,381,896	606,425	303,213	(55,487,543)	366,786	-	(102,441)	(54,919,985)

Balance as of April 1, 2024	—	—	68,440,829	84,974,378	(151,008,419)	257,571	56,303,135	(600,501)	(10,073,836)
Movement attributable to stock based Compensation Reserve							26,230,989
Net profit attributable to ordinary shareholders	—	—	—	—	(48,407,025)	—	—	—	(48,407,025)
Other comprehensive income	—	—	—	—	-	—	—	(284,598)	(284,598)
Balance as of June 30, 2024	—	—	68,440,829	84,974,378	(199,415,444)	257,571	82,534,124	(885,099)	(32,534,470)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in $)

	For the three months ended
Particulars	June 30, 2024	June 30, 2023

Cash flows from operating activities
Net loss including non controlling interest	(48,452,344)	(4,066,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	480,349	367,538
Stock based compensation	26,230,989	-
Deferred income taxes	(37,185)	(26,005)
Unrealised foreign exchange loss/(profit)	(3,398)	11,413
Fair value losses in financial instruments carried at fair value	17,152,060	—
Expected credit loss (net of reversal)	(50,682)	-
Balances written off/(back)	-	(32,778)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Inventories	(6,803)	(18,928)
Income taxes, net	-	19,362
Accounts receivables, net	1,037,883	(2,851,128)
Prepayments and other assets	1,046,454	(1,339,900)
Accounts payable and accrued expenses and other current liabilities	(2,767,021)	7,951,537
Other liabilities	(296,982)	(2,937,334)
Net cash used in operating activities	(5,666,680)	(2,923,219)

Cash flows from investing activities
Sale/ (Purchase) of property and equipment, intangible assets and goodwill	32,745	204,329
Acquisition of businesses	-	(2,720,000)
Proceeds from sale of mutual fund	193,606	-
Proceeds from forward purchase agreement	1,000,000	-
Net cash used in investing activities	1,226,351	(2,515,671)

Cash flows from financing activities
Proceeds from issue of preferred stock	-	4,445,027
Proceeds from long-term borrowings	-	2,662,590
Repayments of long-term borrowings	(121,365)	(29,622)
Net proceeds/(payments) from short-term borrowings	1,154,519	5,298,782
Net cash generated from financing activities	1,033,154	12,376,777
Effect of exchange rate changes on cash and cash equivalents	(3,519)	(31,815)
Net (decrease)/increase in cash and cash equivalents (including restricted cash)	(3,410,694)	6,906,072
Cash acquired in business combination	-	11,180,117
Cash and cash equivalents at the beginning of the period (including restricted cash)	11,565,088	1,131,831
Cash and cash equivalents at the end of the period (including restricted cash)	8,154,394	19,218,020

Reconciliation of cash and cash equivalents
Cash and cash equivalents	7,777,413	18,674,424
Restricted cash	376,981	543,596
Total cash and cash equivalents	8,154,394	19,218,020

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	391,829	123,180
Cash paid for income taxes, net of refunds	-	84,197
Non-cash investing and financing activities
Consideration payable in connection with acquisitions	488,000	3,621,531
Interest accrued on borrowings	790,395	143,278

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Notes to the condensed consolidated financial statements (Unaudited)

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

2. Summary of significant accounting policies

a)
Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared on a consolidated basis and reflect the financial statements of the Parent Company and its subsidiaries. All intercompany balances and transactions have been eliminated. When the Company does not have a controlling interest in an investee but exerts significant influence over the investee, the Company applies the equity method of accounting.

b)
Liquidity and going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company has experienced operating losses in current and preceding years. As of June 30, 2024 and 2023, the Company has negative operating cash flows. These events among others, raise substantial doubt over the Company’s ability to continue as a going concern for a reasonable period of time. The Company expects to have ongoing requirements for capital investment or debt to implement its business plans to achieve revenue growth forecast, control operating costs, and meet cash flow requirements. The Company’s ability to continue as a going concern is dependent upon, among other things, the mitigation plan to (i) raise additional funds from existing or new credit facilities (ii) receive funds through the Forward Purchase Agreement ("FPA") (Refer Note 5(iii) for further information).

Subsequent to the balance sheet date, the Company has undertaken multiple initiatives to achieve these goals, including agreeing the terms to convert certain liabilities into equity and working to restructure and convert other current liabilities into equity or long-term notes, as well as entering into non-binding term sheets with various parties to assist in obtaining additional capital through a combination of debt, equity or equity-linked instruments with a potential to infuse funds around $50 million. These initiatives are contingent upon the completion of legal and financial due diligence and the execution of definitive agreements. The Company expects the funds available through these initiatives will be sufficient to alleviate doubts about its ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary if the Company is unable to continue as a going concern.

c)
Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and underlying assumptions, including those related to the allowance for accounts receivables, fair values of financial instruments, measurement of defined benefit obligations, impairment of non-financial assets, useful lives of property, plant and equipment and intangible assets, income taxes, certain deferred tax assets and tax liabilities, and other contingent liabilities. Although these estimates are inherently subject to judgment and actual results could differ from those estimates, management believes that the estimates used in the preparation of the consolidated financial statements are reasonable.

Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

d)
Reclassifications

During the quarter ended June 30, 2024,the Company has reclassified certain expenses related to its India brokerage operations to better align with their true nature and industry practice. These expenses, initially categorized under Cost of Services, have been reclassified to Sales & Marketing expenses during the current quarter. This reclassification is based on the recognition that these costs are primarily associated with marketing and sales efforts, including advertising, promotions, and customer acquisition, which more accurately reflect the Company's efforts to drive revenue.

To maintain consistency and comparability, the Company has also adjusted the comparative financial statements of prior periods to conform to the current period presentation. Accordingly, the Company has reclassified $1,029,330 from Cost of Services to Sales & Marketing in the quarter ended June 30, 2024 and $192,285 in the quarter ended June 30, 2023.

This reclassification impacts the Unaudited Condensed Consolidated Statements of Operations, where these expenses are now reported under Sales & Marketing instead of Cost of Services. This reclassification does not affect the Company's net income or loss, nor does it alter the figures presented in the Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Cash Flows, or Unaudited Condensed Consolidated Statement of Shareholders' Deficit. The change ensures that the financial statements provide a clearer and more accurate view of the Company's cost structure.

e)
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

f)
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

g)
Cost of services

The cost of services for the Company's distribution business includes employee related expenses directly involved in generating and servicing revenue and other direct expenses related to facilities.

For our IaaS platform-based services cost of revenue primarily consists of direct costs incurred for delivering the services to customers and the cost of onsite engineering support for roadside assistance, employee related expenses, risk assessment expenses and other direct expenses. Amounts incurred towards vendors/suppliers for inspections and roadside assistance also form part of direct cost. Cost of services also includes cost of telematics devices sold through different subscription or upfront sale model.

Cost of services are recognized as they are incurred.

h)
Cash and cash equivalents

Cash and cash equivalents primarily represent cash balances in current bank accounts. The Company considers all short-term deposits with an original maturity of three months or less, when purchased, to be cash equivalents.

i)
Restricted cash and cash equivalents

Restricted cash and cash equivalents are pledged as security for contractual arrangements. Restricted cash and cash equivalents are classified as current and noncurrent assets based on the term of the remaining restriction. The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets amounts are as follows:

	June 30, 2024	March 31, 2024
Cash and cash equivalents	$7,777,413	$11,186,095
Restricted cash and cash equivalents—current	—	—
Restricted cash and cash equivalents—non-current	376,981	378,993

j)
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

k)
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

l)
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

m)
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

n)
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

o)
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

p)
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

q)
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

r)
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

s)
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

t)
Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method (FIFO) for all inventories.

u)
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

v)
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

w)
Investments

Equity securities

Equity investments with a readily determinable fair value, other than equity method investments, are measured at fair value with changes in fair value recognized in the consolidated statements of operations. Equity investments without a readily determinable fair value, are measured at cost, less any impairment.

x)
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

y)
Expenses

Set forth below is a brief description of the components of the Company’s expenses:

i.
Sales, marketing and business development expense

Sales expenses includes costs related to brokerage income which is derived from sale of insurance policies such as broker expenses, cost of sales, promotion expense, and travel and entertainment expenses. Broker expense is the compensation paid to our channel partners when an insurance policy is written through a broker relationship. This function also includes expenses incurred directly or indirectly for selling and marketing a product or service and costs spent on/by personnel employed under the sales or marketing departments and share based compensation expenses. These expenses also include marketing efforts made by the Company to expand its market reach for distributing insurance policies. The expenses include advertisements through different mediums to reach end customers of insurance policies to enhance awareness and educate end customers.

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

z)
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

aa)
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

3. Cash, cash equivalents and restricted cash

	As of June 30, 2024	As of March 31, 2024
Balances with banks
In current accounts	7,773,940	11,183,189
Cash in hand	3,473	2,906
	7,777,413	11,186,095

Restricted cash and cash equivalents (non - current)	376,981	378,993

4. Accounts receivables, net

	As of June 30, 2024	As of March 31, 2024
Accounts receivable	2,978,364	3,997,591
Less: allowance for credit losses	(309,306)	(345,211)
Accounts receivable, net	2,669,058	3,652,380

The following table provides details of the Company's allowance for credit accounts:

Balance, beginning of period	345,211	13,726
Additions charged	14,777	301,309
Existing allowance in acquired entities	—	43,902
Reversal of existing allowance	(50,682)	—
Effect of exchange rate changes	—	(13,726)
Balance, end of period	309,306	345,211

5. Prepayments and other current assets

	As of June 30, 2024	As of March 31, 2024

Balance with statutory authorities	1,864,287	1,462,119
Unbilled revenue	3,021,839	1,821,134
Advances given (net of doubtful advances of $2,297,378 as of June 30, 2024 and $2,299,569 as of March 31, 2024)	1,668,245	672,716
Other receivables (net of doubtful receivables of $2,800,000 as of June 30 2024 and $2,800,000 as of March 31, 2024)	-	6,829
Prepayments	1,180,815	1,613,407
Forward purchase agreement	8,103,806	28,784,993
Deposits	66,733	65,137
	15,905,725	34,426,335

i) Advances given include:

a)
$430,219 and $ 244,087 of advances to suppliers as of June 30, 2024 and March 31, 2024, respectively.
b)
$197,750 and $119,220 of advances to employees as of June 30, 2024 and March 31, 2024, respectively. Advances to employees include related party balances of $63,316 and $54,082 as of June 30, 2024 and as of March 31, 2024 respectively.
c)
$2,042,459 in advances were extended to Peoplebay Consultancy Services Private Limited, FA Events & Media Private Limited, and FA Premium Insurance Private Limited. However, due to a loss of control over these entities during the previous year, the Company is doubtful on the recovery of these advances and has consequently created a provision.

ii) Other receivables includes a provision of $2,800,000 created against amount to be received from a subscriber on account of issuance of preferred stock of Roadzen (DE) during the fiscal year ended March 31, 2024 which was converted to ordinary shares upon business combination.

iii) Forward purchase agreement

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

The Forward Purchase Agreement represents the recognition of the cash payments to the Seller of $44.4 million (including prepayment of $44.39 million and the reimbursable transaction cost of $0.05 million) and the Forward Purchase agreement with regard to 3,440,791 shares (recycled shares) and 702,255 shares (FPA subscription shares).The fair value of the Forward Purchase agreement is comprised of the Prepayment Amount (as defined in the FPA, $44.4 million) and is reduced by the economics of the downside provided to the Sellers ($36.3 million) and the estimated consideration payment at the Cash Settlement Payment Date ($8.1 million). During the three months ended June 30, 2024, an additional $1 million was received from the Seller, bringing the total cash receipts to $4.8 million. The Forward Purchase Agreement asset was adjusted as a result, and will continue to be re-measured at fair value in future periods. The Forward purchase agreement are treated as a Financial Instrument and revalued at each reporting date with the corresponding earnings (loss) reflected in the consolidated statements of operations as a change in fair value of the Forward Purchase Agreement.

Assumptions used in calculating estimated fair value of the Forward Purchase Agreement as of June 30, 2024 are as follows:

Volatility	59.30%
Risk-free rate	4.14%
Dividend yield	0.00%
Strike price	10.77
Remaining term (years)	0.75 year

6. Non-marketable securities

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

7. Property and equipment, net

The components of property and equipment, net were as follows:

	As of June 30, 2024	As of March 31, 2024
Computers	684,494	660,504
Office equipment	333,423	422,046
Furniture & fixtures	162,865	162,851
Electrical equipment	30,966	30,972
Leasehold improvements	31,716	31,736
Total	1,243,464	1,308,109
Less: accumulated depreciation	(998,402)	(853,520)
Property and equipment, net	245,062	454,589

The company disposed $64,645 (net of capitalization and CTA impact of $23,520 and $(1,421) respectively ) and capitalized $687,130 (net of disposal and CTA impact of $106 and $(1,180), respectively) for the period ended June 30, 2024 and for the year ended March 31, 2024 respectively out of which $396,123 is related to acquisition of FA Premium Insurance Broking Pvt. Ltd., Global Insurance Management Limited and National Automobile Club for the year March 31, 2024. During the year ended March 31, 2024, the Company ceases to hold board control over Peoplebay Consultancy Services Private Limited and FA Events & Media Private Limited with effect from October 01, 2023 and FA Premium Insurance Private Limited with effect from January 01, 2024, as a result property and equipment worth $73,641 have been derecognized. The Company capitalized $9,214 and $28,008 towards computers for the period ended June 30, 2024 and year ended March 31, 2024 respectively. Depreciation expense relating to property and equipment amounted to $31,155 and $152,113 for the period ended June 30, 2024 and year ended March 31, 2024 respectively out of which $9,117 and $77,422 relate to computer for the period ended June 30, 2024 and year ended March 31, 2024.

8. Intangible assets, net

	As of June 30, 2024	As of March 31, 2024
Software for internal use	8,582,453	8,583,145
Customer contracts - (refer note 17)	2,300,336	2,299,835
Intangible assets under development	496,110	439,374
Intellectual property	159,436	153,487
Trademark	54	54
Total	11,538,389	11,475,895
Less: accumulated depreciation and amortization	(9,318,076)	(8,442,649)
Less: impairment loss	(43,642)	(43,642)
Intangible assets, net	2,176,671	2,989,604

There is no addition in the intangible assets for the period ended June 30, 2024. During the year ended March 31, 2024, the Company acquired intangible assets worth $4,955,565 related to FA Premium Insurance Broking Pvt. Ltd., Global Insurance Management Limited and National Automobile Club. The Company ceases to hold board control over Peoplebay Consultancy Services Private Limited and FA Events & Media Private Limited with effect from October 1, 2023 and FA Premium Insurance Private Limited with effect from January 1, 2024, as a result intangible assets worth $2,017,117 have been derecognized and impairment & amortization on customer contract of $335,185 has been reversed.

The Company performed qualitative assessment for intangible assets and indicated that it was more likely than not that the carrying value of the acquired entities exceeded its fair value, therefore, it did not result in an impairment.

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For Period Ended June 30:	Amount
2025	922,570
2026	722,180
2027 and thereafter	35,810

9. Other long-term assets

	As of June 30, 2024	As of March 31, 2024
Deposits	12,360	12,672
Advances	5,897	34,685
Interest accrued	2,501	2,503
Deferred tax assets (refer note 23)	24,082	22,053
	44,840	71,913

10. Accounts payable and accrued expenses

	As of June 30, 2024	As of March 31, 2024
Accounts payable	23,198,115	22,795,847
Accrued expenses	7,404,481	5,916,896
Amounts due to employees	942,775	860,895
	31,545,371	29,573,638

1)
As the accounting acquirer, Roadzen (DE) has assumed certain accounts payables obtained in connection with Business Combination amounting to $16,901,489 and $17,422,094 as of 30 June, 2024 and March 31, 2024 respectively. Accrued expenses included the amount of $0.79 million on account of interest due but not paid.
2)
Amount due to employees consists of reimbursements and salaries payable. The total includes related parties balance of $42,635 and $95,971 as of June 30, 2024 and as of March 31, 2024, respectively.

11. Other current liabilities

Other current liabilities consist of the following:

	As of June 30, 2024	As of March 31, 2024
Statutory liabilities	1,543,837	1,252,384
Deferred revenue	1,000,663	656,968
Advances from customers	90,461	445,696
Retirement benefits	21,630	14,128
Other payables	865,694	862,786
	3,522,285	3,231,962

Other Payables include consideration payable on acquisition of National Automobile Club amounting $488,000 during the period June 30, 2024 and year ended March 31, 2024

12. Derivative warrant liabilities

Fair valuation of warrants issued to lenders as a part of a senior secured note agreement entered into between Roadzen (DE) and Mizuho Securities USA LLC ("Mizuho") as administrative agent amounting to $3,178,756. Each warrant grants the holder the right to purchase one Ordinary Share of the Company at an exercise price of $0.001 with a cashless settlement option where the difference between the exercise price and the market price would be paid to the warrant holder in the form of Ordinary Shares. Since the Company has Warrants traded under the symbol RDZNW, market price method was used to compute the fair market value on the reporting date. The warrants issued are recognized as derivative liabilities and were initially measured using the Black-Scholes model and are subsequently re-measured at each reporting period with changes recorded in consolidated statements of operation. As per the agreement entered into, if the principal and interest payments are not made as per the repayment schedule, the Company is obliged to issue warrants in the sequence below. On May 14, 2024, as required by the terms of this senior secured notes agreement, the Company issued to Mizuho a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.0001 per share.

Milestone (days after issuance)	Warrant Shares based on fully diluted Ordinary Shares of the Company as of June 30, 2023
180 days	1.00%
210 days	1.17%
240 days	1.33%
270 days	1.50%
300 days	1.67%
330 days	1.83%
360 days	2.50%

The assumptions used in calculating estimated fair value of the warrant due as of June 30, 2024 is as follows:

Closing price	$2.22
Risk Free rate	4.33%
Dividend Yield	0%
Volatility	150.25%
Expected Life of the option	4.5 years

13. Borrowings

A.
Long-term borrowings consist of the following:

	As of June 30, 2024	As of March 31, 2024
Loans from banks (note a)	126,365	112,169
Secured debentures (note b)	2,212,644	2,214,754
Convertible debenture (note c)	1,252,554	1,374,481
Less: current portion of long-term borrowings	(2,225,255)	(2,228,471)
	1,366,308	1,472,933

a)
Loan from banks:

Particulars	Interest rate	Maturity date	Amount outstanding
Long-term borrowings from banks	8.75%	10-Aug-30	108,764
Long-term borrowings from banks	9.00%	1-May-29	17,601
			126,365

The above loans are vehicle loans and secured by way of hypothecation against the vehicle for which each loan is granted.

b)
Secured debentures:

Particulars	Interest rate	Maturity date	Amount outstanding
N1 Series Debentures	19.50%	31-May-24	577,586
N2 Series Debenture	19.50%	31-Jul-24	327,100
N3 Series Debentures	19.25%	31-May-24	409,252
N4 Series Debentures	20.00%	31-Jan-24	898,705
			2,212,644

The debentures are secured by a subordinated lien on intellectual property, current assets and movable property and equipment of certain material foreign subsidiaries.

c)
Convertible debenture

During the period ended June 30, 2024, the Company has outstanding $1.10 million unsecured convertible debentures to different parties which have maturity date of December 15, 2025. The instruments carry an interest rate of 13% per annum, unless otherwise specified, as below.

Redemption/Conversion

On Maturity

If any amount of principal or interest under the notes remain outstanding on the maturity date, the Company shall repay the principal together with payment of accrued interest.

Optional Conversion

The unpaid principal amount of this debenture (together with all accrued but unpaid interest thereon) shall be convertible, in whole or in part, at the option of the Holder at any time prior to the payment in full of the principal amount of this Debenture, into such number of Ordinary Shares as is determined by dividing the principal amount of the Debenture so converted (together with all accrued but unpaid interest thereon) by the conversion price i.e. $10 per share.

However the conversion price is subject to downward adjustment if, on December 15, 2024, the volume-weighted average price (or VWAP) of RDZN for the thirty (30)-trading day period immediately preceding the December 15, 2024 is less than the original conversion price, subject to a floor of $8.50 per share.

Mandatory Conversion by Company

If at any time after the original issuance date, the closing price of the Common Stock of the company for any 20 Trading Days within a consecutive 30 Trading Day-period exceeding 130% of the then-applicable Conversion Price, then the Company shall thereafter have the right, at any time upon written notice to the Holder, to convert the unpaid principal amount of this Debenture (together with all accrued but unpaid interest thereon) into such number of shares of fully paid and non-assessable shares of Common Stock as is determined by dividing the principal amount of the Debenture (together with all accrued but unpaid interest thereon) by the Conversion Price (a “Company Conversion”).

Warrants Entitlement

The Company has agreed to issue the warrants to the debenture holder within 90 days of the closing of the securities purchase agreement. The warrants shall be equivalent to the 10% of the original principal balance of the notes. The exercise price of the warrants shall be eight dollars and fifty cents ($8.50) per warrant share. The warrants shall expire five (5) years after issuance.

The assumptions used in calculating estimated fair value of warrants due as of June 30, 2024 are as follows:

Risk free rate	4.33%
Volatility	150.25%
Annual Interest rate	13%
Conversion Price	$10

d. As of June 30 2024, the aggregate maturities of long-term borrowings are as follows:

Period ending March 31, 2025	2,225,255
Period ending March 31, 2026	18,106
Period ending March 31, 2027	19,776
Period ending March 31, 2027 onwards	75,872
2,339,009

B.
Short-term borrowings

	As of June 30, 2024	As of March 31, 2024
Loans from banks (note a)	829,920	781,455
Loans from related parties	1,114,878	1,096,109
Loans from others (note b)	15,011,893	13,877,265
	16,956,691	15,754,829

a)
Loans from banks and others

Particulars	Weighted average borrowing rate
Short-term borrowings from banks and others	14.00%

Loans from banks includes a loan facility taken by Good Insurance Brokers Private Limited from The Hongkong and Shanghai Banking Corporation Limited for an amount of $0.57 million and same is secured by way of exclusive charge of hypothecation of the entire current assets both present and future, exclusive charge over deposit under lien to the extent of 50% and Corporate Guarantee (CGT) from Roadzen (DE) along with relevant certified true copy of the Board Resolution and constitutional documents.

b) Loans from others

1.
During the quarter ended June 30, 2023, Roadzen (DE) entered into a $7.5 million senior secured notes agreement with Mizuho as a lender and administrative agent, which originally had a maturity date of 30 June, 2024. On May 14, 2024, as required by the terms of this senior secured notes agreement, the Company issued to the lender Mizuho, a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.0001 per share. On July 26, 2024, subsequent to the date of the balance sheet, the Company entered into Amendment No. 1 to the senior secured notes, providing for an additional $4 million in principal amount to a total of $11.5 million, and an extension of the maturity date to December 31, 2024. Terms of the notes are otherwise the same as the original notes issued in June 2023, including an interest rate of 15% per annum, and did not require any additional warrants.
2.
As the accounting acquirer Roadzen (DE) has assumed promissory note amounting to $2.46 million at a discount of 10% which was obtained to finance transaction costs in connection with the Business Combination. The Promissory note is not convertible and interest of 20% per annum and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. The Company has not honored repayment of the promissory note on the due date.

3.
During the quarter ended December 31, 2023, Good Insurance Brokers Private Limited secured loan facilities from two financial institutions. A loan of $0.76 million was obtained from Mufin Green Finance Ltd., bearing an interest rate of 17.5%, with repayments scheduled in monthly installments up to November 2024. Additionally, a loan of $0.06 million was availed from Hindon Mercantile Ltd., carrying an interest rate of 21%, with the principal amount repayable in bullet payments within 60 days from the date of each disbursement
4.
During the quarter ended June 30, 2024 and March 31, 2024 the Company has issued $1.0 million and $0.5 million notes at an interest rate of 17.5% per annum and mature on the sixth month anniversary of the funding of the notes respectively. The interest rate on the notes can be increased maximum up to 29% as per the applicable condition of repayment.
5.
As the accounting acquirer, Roadzen (DE) is deemed to have assumed Convertible Promissory Note amounting to $1.03 million which was obtained to finance transaction costs in connection with a Business Combination. The Convertible Promissory Notes is a non-interest bearing instrument and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the holder's discretion. The warrants would be identical to the private placement warrants described in note 16. The Company has not honored repayment of the promissory note on the due date.

Fair Value of the Warrants:

Closing price	$0.05
Open price	$0.05
High	$0.05
Low	$0.05

14. Other long-term liabilities

	As of June 30, 2024	As of March 31, 2024
Retirement benefits	265,229	250,399
Deferred tax liability	228,273	263,665
Deferred revenue	403,705	727,853
	897,207	1,241,917

15. Ordinary Shares

As of June 30, 2024, the Company was authorized to issue 220,000,000 shares of ordinary shares, $0.0001 par value.

The holders of Ordinary Shares are entitled to receive dividends as declared from time to time and are entitled to one vote per share at meetings of the Company. In the event of liquidation, the holders of ordinary shares are eligible to receive an equal share in the distribution of the surplus assets of the Company based on their percent of ownership.

As of June 30, 2024 and March 31, 2024, 68,440,829 and 68,440,829 of the Company's Ordinary Shares were outstanding, respectively.

The following table summarizes the Company’s Ordinary Shares reserved for future issuance on an as-converted basis:

	As of June 30, 2024	As of March 31, 2024
Conversion of outstanding redeemable convertible instruments	125,255	137,448
Remaining shares available for future issuance under the Company's equity incentive plan	9,922,986	9,707,986
Warrants	21,618,972	21,045,965

16. Warrants

In connection with Vahanna's initial public offering in 2021, 10,004,994 public warrants were issued (the “Public Warrants”) and 9,152,087 warrants were issued in a private placement (the "Private Placement Warrants"). Both Public Warrants and Private Placement Warrants remained outstanding and became warrants to purchase Ordinary Shares in the Company upon the close of the Business Combination.

As of June 30, 2024, there were 10,004,994 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. Each whole warrant entitles the registered holder to purchase one Ordinary Share at a price of $11.50 per share. The Public Warrants became exercisable as of October 20, 2023. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the outstanding Public Warrants and Private Placement Warrants:

•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption given to each warrant holder; and
•
if, and only if, the reported last sale price of the Ordinary Shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

As of June 30, 2024, there were 9,152,087 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Pursuant to the terms of a Securities Purchase Agreement entered into among the Company, Supurna VedBrat and Krishnan-Shah Family Partners, LP on March 28, 2024 (the “March 2024 SPA”), on April 22, 2024, the Company issued warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP, on June 20, 2024, the Company issued warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat, and the Company expects to issue warrants to purchase an additional 50,000 Ordinary Shares to Ms. VedBrat in the near future (such warrants collectively the “March 2024 SPA Warrants"). Each March 2024 SPA Warrant will be exercisable at any time during the period commencing on March 28, 2025 (or earlier under certain circumstances described in the March 2024 SPA Warrants) (as applicable, the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of the Company, if earlier). The exercise price of the March 2024 SPA Warrants is equal to 80% of the lower of (i) the volume weighted average price (the “VWAP”) of the Ordinary Shares, as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding pursuant to the March 2024 SPA, (ii) the opening price of any public offering of straight equity securities of the Company occurring within six months after the issue date of the March 2024 SPA Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. Ms. VedBrat is a director of the Company. Ajay Shah, another director of the Company, and his wife, are trustees of the general partner of the Krishnan-Shah Family Partners, LP.

On May 14, 2024, as required by the terms of this senior secured notes agreement entered with Mizuho in June 30, 2023, the Company issued to Mizuho a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.0001 per share (the "Mizuho Warrants").

As of June 30, 2024, there were 100,000 March 2024 SPA Warrants and 1,432,517 Mizuho Warrants outstanding.

17. Revenue

The following table summarizes revenue by the Company's service offerings:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023
Revenue from services
Commission and Distribution Income	3,082,652	1,078,193
Income from Insurance as a Service	5,848,865	4,532,717
	8,931,517	5,610,910

There were three customers that individually represented 16%, 12% and 12% of the Company’s revenue for the period ended June 30, 2024 and one customer represents 20% of the Company's accounts receivable balance as of June 30, 2024.

There was one customer that represented 45% of the Company’s revenue for the year ended March 31, 2024 and two customers that individually represented 28% and 18% of the Company’s accounts receivable balance as of March 31, 2024.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023
Contract liabilities
Deferred revenue	1,404,368	1,982,494
Total contract liabilities	1,000,663	1,982,494
Contract assets
Unbilled revenue	3,021,839	645,296
Total contract assets	3,021,839	645,296

The Company records deferred revenues when cash payments are received or due in advance of Company's performance. Deferred revenues primarily relate to commission and distribution income and insurance as a service. The amount of revenue recognized for the period ended June 30, 2024 that was included in the deferred revenue balance as of March 31, 2024 was $1,384,821. The amount of revenue recognized in the year ended March 31, 2024 that was included in the deferred revenue balance as of March 31, 2023 was $108,442.

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

18. Business combinations

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

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Cash and cash equivalents	10,997,974
Acquired customer contract (Refer Note 8)	1,157,920
Other assets	7,157,343
Other liabilities	(15,947,363)
Net assets	3,365,874
Purchase consideration	3,998,000
Goodwill (Refer Note 18(c))	632,126

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

b)
National Automobile Club

During the period ended June 30, 2023, Roadzen (DE) (on June 06, 2023) acquired 100% of the equity interests in National Automobile Club for a cash consideration of $2,238,000. National Automobile Club was incorporated in the state of California and is engaged in the business of roadside assistance services. As of December 31, 2023, Roadzen (DE) has transferred a consideration amounting to $1,750,000, however, Roadzen (DE) has exercised board control over National Automobile Club from June 6, 2023. The financial results of National Automobile Club have been included in the Company's consolidated financial statements from June 6, 2023 as the Company has possessed the power to direct the relevant activities of National Automobile Club from the share purchase agreement date.

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Cash and cash equivalents	182,713
Intangible assets	13,384
Acquired customer contract (Refer Note 8)	870,027
Other assets	1,947,606
Other liabilities	(1,215,247)
Net assets	1,798,483
Purchase consideration	2,238,000
Goodwill (Refer Note 18(c))	439,517

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to the synergies expected from marketing expertise and penetration which the acquiree possesses.

Following are details of the purchase price allocated to the intangible assets acquired:

	Amount	Weighted average life
Acquired customer contracts	870,027	3 years

c) Goodwill

	As of June 30, 2024	As of March 31, 2024
Opening balance	2,061,553	996,441
Goodwill relating to acquisitions consummated during the year (Refer Note 18 (a) & (b))	-	1,475,685
Derecognition on deconsolidation of subsidiaries	-	(535,844)
Impairment reversed on goodwill during the year on account of deconsolidation of subsidiaries	—	131,803
Effect of exchange rate changes	(261)	(6,532)
Closing balance	2,061,292	2,061,553

During the year ended March 31, 2024, the Company acquired Global Insurance Management Limited and National Automobile Club with a goodwill of $632,126 and $439,517.

The Company performed qualitative assessment for other entities and indicated that it is more likely than not that the fair value of the acquired entities exceeded its carrying value, therefore, the assessment did not result in an impairment.

19. Financial instruments

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

Financial instruments measured at fair value on a recurring basis

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2024:

	June 30, 2024
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial liabilities:
Derivative warrant liabilities	3,178,756	-	-	3,178,756
Convertible debentures	-	-	1,252,554	1,252,554
	3,178,756	-	1,252,554	4,431,310

	June 30, 2024
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial assets:
Forward purchase agreement		-	8,103,806	8,103,806
	-	-	8,103,806	8,103,806

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

The Company uses a third party valuation specialist to assist management in its determination of the fair value of its Level 3 classified Convertible debentures and Forward Purchase Agreement. The instruments were fair valued using a Monte Carlo simulation model utilizing assumptions related to the contractual term of the instruments and current interest rates. For key aspect of the valuation inputs refer notes 13 (c) and 5 (iii) respectively.

The following table presents a reconciliation of the Company’s Level 3 financial instruments measured and recorded at fair value on a recurring basis as of June 30, 2024:

	Financial asset	Financial liability
	Forward purchase agreement	Convertible debentures
Initial measurement	28,784,993	1,374,481
Change in fair value	(20,681,187)	(121,927)
Balance as of June 30, 2024	8,103,806	1,252,554

Assets measured at Fair Value on a non-recurring basis

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.

Non-Marketable Equity Securities

The Company measures its non-marketable equity securities that do not have readily determinable fair values under the measurement alternative at cost less impairment, adjusted by price changes from observable transactions recorded within "Other income/(expense) net" in the consolidated statements of operations. The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to its investment in Daokang and Moonshot. During the year ended March 31, 2024, the Company recorded an impairment loss for its non-marketable equity securities, refer note 6.

Management of risks

Interest rate risk - Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate due to change to market interest rates. The Company is exposed to interest rate risk for its long-term debts where the interest rates are variable according to the market conditions.

Foreign currency risk - The Company monitors its foreign currency exposures on a regular basis. The operations are primarily denominated in United States Dollars, Pounds Sterling, Indian Rupees and Euros. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates. Based on a sensitivity analysis we have performed as of June 30, 2024, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the United States Dollar would not have a material effect on our financial statements.

20. Sum due to insurer

Represents the net amounts of premium due to insurer based on the respective contract with each insurer. The net amount due is equal to the gross written premium less the Company’s commission for policies that have reached their effective date. Sum due to insurer is $6,637,826 as of June 30, 2024, which represents funds from the insurer to meet working capital requirements/contingencies arising out of claim settlement.

21. Investments

These balances include certain investments in mutual funds that are recorded at fair value. Any changes to the fair value are recorded in "Fair value gains/(losses) in financial instruments carried at fair value" due to the election of the fair value option of accounting for financial instruments.

22. Commitments and contingencies

A. Leases - Accounted as per ASC 842 for the Period Ended June 20, 2024

Operating leases

The Company leases office space under non-cancellable operating lease agreements, which expire on various dates through April 2031. Some property leases contain extension options exercisable by the Company. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease cost for the period ended June 30, 2024 are summarized below:

i)
The following tables presents the various components of lease costs:

Particulars	For the three months ended June 30, 2024
Lease :
Operating lease cost	88,741
Short-term lease cost	21,385
Total lease cost	110,126

ii)
The following table presents supplemental information relating to the cash flow and non cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating liabilities, and, as such, are excluded from the amounts below.

Particulars	For the three months ended June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	51,972
Right-of-use assets obtained in exchange for lease obligations:
Operating Assets	-

iii)
Balance sheet information related to leases is as follows:

Particulars	As of June 30, 2024
Operating Leases:
Operating Lease ROU Asset, net	981,108
Short term liabilities	314,675
Long term liabilities	508,143
Total operating lease liabilities	822,818

iv)
Weighted Average Remaining Lease Term (In years)

As of June 30, 2024
Operating leases	5.37

v)
Weighted Average Discount Rate

As of June 30, 2024
Operating leases	12.62%

vi)
Maturities of lease liabilities were as follows:

Particulars	Lease Liabilities (USD)*
For Period Ended June 30, 2024
2025	381,273
2026	177,134
2027	173,585
2028	93,321
2029	90,309
Thereafter	212,117
Total Lease Payments	1,127,739
Less: Imputed Interest	(304,921)
Total	822,818

* The lease liabilities are translated into U.S. Dollars using the closing rate for the period ended June 30, 2024

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

The following table sets forth the computation of basic net loss per share attributable to ordinary shareholders and preferred stock holders:

Particulars	For the three months ended June 30, 2024	For the three months ended June 30, 2023
Numerator:
Net loss	(48,407,025)	(4,039,244)
Less: dividend attributable to preferred stockholders for the current year	-	40,297
Net loss attributable to Roadzen Inc. ordinary shareholders	(48,407,025)	(4,079,541)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	68,440,829	606,425
Net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	(0.71)	(6.73)

The following table summarizes the number of potential Ordinary Shares equivalents that were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented:

Particulars	For the three months ended June 30, 2024	For the three months ended June 30, 2023
Share warrants	21,618,972	-
Restricted stock units	9,922,986	-
Convertible instruments	54,542	-
Preferred stock	—	1,482,790
Total	31,596,500	1,482,790

24. Income taxes

The Company's net loss before provision for income taxes for the period ended June 30, 2024 and June 30, 2023 were as follows:

Particulars	For the three months ended June 30, 2024	For the three months ended June 30, 2023
Domestic	(26,270,441)	(3,744,111)
Foreign	(22,075,253)	(300,474)
Total	(48,345,694)	(4,044,585)

The components of the provision for income taxes for the period ended June 30, 2024 and June 30, 2023 were as follows:

Particulars	For the three months ended June 30, 2024	For the three months ended June 30, 2023
Current:
Domestic	12,933	—
Foreign	-	21,942
	12,933	21,942
Deferred:
Domestic	—	—
Foreign	93,717	469
	93,717	469

Total provision for income taxes	106,650	22,411

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the period ended June 30, 2024 and June 30, 2023:

Particulars	For the three months ended June 30, 2024	For the three months ended June 30, 2023
Federal statutory income tax rate	21.00%	21.00%
Non deductible expenses	(0.25%)	62.50%
Valuation allowance	(20.79%)	(84.49%)
Foreign rate differential	0.05%	0.27%
Share warrants	0.00%	0.00%
Other	(0.04%)	0.16%
Total provision for income taxes	(0.03%)	(0.56%)

The components of the Company’s net deferred tax assets as of the period ended June 30, 2024 and year ended March 31, 2024 were as follows:

Particulars	As of June 30, 2024	As of March 31, 2024
Deferred tax assets:
Net operating loss carry forwards	35,803,863	25,515,511
Unabsorbed depreciation carry forwards	93,243	76,126
Retirement benefits	77,523	72,349
Depreciation and amortization	80,165	109,299
Others	16,957	244,136
Total deferred tax assets	36,071,751	26,017,421
Less: valuation allowance	(36,047,669)	(25,995,368)
Deferred tax assets, net of valuation allowance	24,082	22,053
Deferred tax liabilities:
Intangibles on account of business combination	(228,273)	(263,665)
Net deferred tax assets/ (liabilities)	(204,191)	(241,612)

Movement in net deferred tax assets:

	As of March 31, 2024	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of June 30, 2024
Deferred tax assets:
Net operating loss carry forwards	25,515,511	10,288,352	—	35,803,863
Unabsorbed depreciation carry forwards	76,126	17,117	—	93,243
Retirement benefits	72,349	5,174	—	77,523
Depreciation and amortization	109,299	-29,134	—	80,165
Fair value changes on convertible notes	—	—	—	—
Others	244,136	(227,179)	—	16,957
Less: valuation allowance	(25,995,368)	(10,052,301)	—	(36,047,669)
Deferred tax liabilities:
Intangibles on account of business combination	(263,665)	35,392	—	(228,273)
Acquisitions	—	635,965	(635,965)	—
Deconsolidation	—	-	-	—
Currency translation	—	(284,598)	284,598	—
Net deferred tax assets/ (liabilities)	(241,612)	388,788	(351,367)	(204,191)

Particulars	As of March 31, 2023	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of March 31, 2024
Deferred tax assets:
Net operating loss carry forwards	8,480,316	17,035,195	—	25,515,511
Unabsorbed depreciation carry forwards	54,438	21,688	—	76,126
Retirement benefits	56,603	15,746	—	72,349
Depreciation and amortization	50,918	58,381	—	109,299
Fair value changes on convertible notes	-	-	—	—
Others	5,965	238,171	—	244,136
Less: valuation allowance	(8,565,895)	(17,429,473)	—	(25,995,368)
Deferred tax liabilities:
Intangibles on account of business combination	-	(263,665)	—	(263,665)
Gain on convertible notes	-	608,233	-608,233.00	-
Currency translation	—	(193,121)	193,121	—
Acquisitions	-	(48,330)	48,330	-
	82,345	42,825	(366,782)	(241,612)

The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company's judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company's income tax provision would increase or decrease in the period in which the assessment is changed. The Company's valuation allowance increased by $10,052,301 during the period ended June 30, 2024 and $17,429,473 during the year ended March 31, 2024 .

The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest such earnings outside the U.S.

Net operating loss and credit carry forwards

As of June 30, 2024, the Company has U.S. federal net operating loss carry forwards of approximately $111,055,348, of which none are subject to limitation under Internal Revenue Code Section 382 (IRC Section 382). The federal net operating loss carry forwards that were generated prior to the 2018 tax year will begin to expire in 2030 if not utilized. For net operating loss carry forwards arising in tax years beginning after March 31, 2017, the tax act limits the Company's ability to utilize carry forwards to 80% of taxable income, however, these operating losses may be carried forward indefinitely. The state (Delaware) net operating loss carry forwards will begin to expire in 2032 if not utilized. The Company has foreign tax credits which will expire at the end of 8 years from the end of the assessment year in which these tax credits were originated.

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

Unrecognized tax benefits

The Company has adopted authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company did not have any unrecognized tax benefits with a significant impact on its financial statements as of June 30, 2024 and March 31, 2024.

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

26. Stock based compensation

The share-based compensation awards issued under the Company’s 2023 Omnibus Incentive Plan (the "Incentive Plan") to the Company’s employees, officers and directors, are all equity-classified instruments. Restricted stock units ("RSUs") outstanding as of June 30, 2024 have service vesting conditions up to March 2027. Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and a graded vesting method for RSUs. The Company has elected to account for forfeitures of employee stock awards as they occur.

During the three month period ended June 30, 2024, the Company granted 215,000 RSUs under the existing omnibus Incentive Plan having vesting period till November 2026. Fair value of the granted RSUs is $3.74 per share as on grant date.

Share-based compensation is in the form of RSUs. The fair value per RSU is calculated using the Black-Scholes option valuation model.

Option value and assumption

Fair value per share (as of grant date)	$10.83
Exercise price	$0
Assumptions:
Volatility	30.82%
Expected dividends	0.00%
Expected term (in years)	1.5
Risk free rate	5.24%

RSU vesting schedule for year ended	As of June 30, 2024
March 2025	9,787,923
March 2026	71,669
March 2027	63,336

Stock option activity	As of June 30, 2024
Opening unvested units	9,707,986
Granted	215,000
Exercised	-
Cancelled	-
Closing unvested units	9,922,986

Stock-based compensation expense related to RSUs granted to employees was $26,230,989 for the period ended June 30, 2024. As of June 30, 2024, the unrecognized compensation expense related to unvested RSUs was approximately $23,407,463 which is expected to be recognized over the remaining unvested period of RSUs.

27. Subsequent Events

Amendment No. 1 to Senior Secured Mizuho Notes

On June 30, 2023, Roadzen entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Mizuho Securities USA LLC (“Mizuho”), as administrative agent and collateral agent, and as a purchaser, pursuant to which Mizuho purchased an aggregate principal amount of $7,500,000 of senior secured notes (the "Mizuho Notes"). The Mizuho Notes bear interest at a rate of 15.0% per annum, which will automatically increase by 5% if we fail to prepay the Mizuho Notes upon the occurrence of certain mandatory prepayment events as set forth in the Note Purchase Agreement. The Mizuho Notes were originally scheduled to mature on June 30, 2024. On June 30, 2024, Mizuho granted to the Company a waiver until July 31, 2024 thereby waiving the obligation to repay the Mizuho Notes while the parties continued negotiations to extend the loan and to possibly advance additional funds. On July 26, 2024, subsequent to the date of the balance sheet, the Company entered into Amendment No. 1 to the senior secured notes, providing for an additional $4 million in principal amount to a total of $11.5 million, and an extension of the maturity date to December 31, 2024. Terms of the notes are otherwise the same as the original notes issued in June 2023, including an interest rate of 15% per annum, and did not require any additional warrants.

Debt Exchange

In July 2024, subsequent to the date of the balance sheet, the Company announced it was kicking off a balance sheet reconstitution program aimed at strengthening and simplifying its balance sheet, while addressing the legacy overhang inherited through the going-public process. To start this program, the Company agreed to convert nearly $3.5 million of short-term liabilities due to entities affiliated with our Chairman and CEO into equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, references to "Roadzen," “we,” “us,” and “our” refer to Roadzen and its consolidated subsidiaries as the context so requires.

The following discussion and analysis of the financial condition and results of operations of Roadzen Inc. and its subsidiaries should be read in conjunction with the “Unaudited Condensed Consolidated Financial Statements of Roadzen Inc. as of and for the three months ended June 30, 2024 and 2023,” together with related notes thereto, included elsewhere in this Form 10-Q (in the section of this Form 10-Q entitled “Financial Information”). The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See the section titled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth or referred to under the section titled “Risk Factors” or elsewhere in this Form 10-Q.

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

Roadzen has four major clients types:

• Insurance — including insurance companies, reinsurers, agents, brokers;

• Automotive — including carmakers, dealerships, online-to-offline car sales platforms;

• Fleets — including small and medium fleets, taxi fleets, ridesharing platforms, commercial and corporate fleets; and

• Other distribution channels such as financial services companies providing auto loans and telematics companies.

Our operations are global, and our partners consists of market-leading insurance companies, fleets and automotive original equipment manufacturers ("OEMs") and carmakers, including AXA, SCOR, Arch, Société Générale Jaguar Land Rover, Audi, Mercedes, Volvo and several others. In June of 2023, we made two acquisitions as part of our market entry strategy into the important U.S. and U.K. markets. Our subsidiary in the U.K., Global Insurance Management Ltd. ("GIM"), is a leading specialist Managing General Agent ("MGA") providing auto insurance, extended warranties, and claims management to insurers, car dealers, car companies, and fleets. GIM delivers services globally, leveraging its MGA licenses in the U.K. market and using third-party licenses elsewhere. GIM provides brokerage services to insurance companies, where it acts as a delegated authority of the insurance company to sell the insurer’s policies using its brokerage platform, as well as to adjudicate and pay claims. GIM collects a commission and an administrative fee as a percentage of the Gross Written Premium ("GWP") from each policy sold from the insurer/re-insurer during this process. GIM’s specialty insurance contracts typically have an average term of five years. GIM is headquartered in Coventry, England. Roadzen's subsidiary in the U.S., National Automobile Club ("NAC"), is a licensed auto club in California and a provider of claims management and 24/7 commercial roadside assistance ("RSA") in the U.S. NAC focuses on the commercial automotive industry and its network comprises over 75,000 professional service providers, offering tow, transport, and first notice of loss (“FNOL”) services. NAC’s customers include government fleets, enterprises, commercial fleets, car companies and insurers across the U.S. NAC is headquartered in Burlingame, California.

Our mission is to build the leading company at the intersection of artificial intelligence (AI), insurance and mobility. To further our mission, we have built a pioneering lab focused on fundamental and applied AI research. We work on core research areas in computer vision, generative AI, and traditional machine learning to develop product experiences that improve the safety, convenience, and protection of millions of drivers across the world. Roadzen is a founding member of the AI Alliance fostering safe, responsible, and open source development alongside industry leaders such as Meta, IBM, Hugging Face, Stability AI, AMD, Service Now, and others. Our approach to build precision AI models in insurance and mobility has won several industry accolades. In October 2021 Forbes Magazine ranked Roadzen among the Top 10 AI companies. In 2022, Financial Express named Roadzen AI Startup of the Year. Additionally, the company won two awards at the prestigious Global Artificial Intelligence Summit & Awards: "Best Use of AI in Mobility" and "Best Use of AI in Insurance," both presented by the All India Council for Robotics & Automation (AICRA).

On September 20, 2023, Roadzen Inc., a British Virgin Islands business company (the “Parent Company”, formerly known as Vahanna Tech Edge Acquisition I Corp; and sometimes referred to in this filing as "Vahanna") completed the business Business Combination in which it acquired Roadzen (DE). Roadzen (DE) was determined to be the accounting acquiror in the Business Combination. Accordingly, the historical financial statements of Roadzen (DE) became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Roadzen (DE) prior to the Business Combination; (ii) the combined results of the Parent Company and Roadzen (DE) following the Closing of the Business Combination; (iii) the assets and liabilities of Roadzen (DE) at their historical cost; and (iv) the Company’s equity structure for all periods presented.

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

Sales of Roadzen’s IaaS platform represented approximately 65% of revenues for the three months ended June 30, 2024.

2. Brokerage Commission and Fees:

Roadzen acts as an insurance broker utilizing its technology to sell insurance through our embedded and Business to Business to Consumer ("B2B2C") distribution model. The policies are sold by insurance intermediaries such as agents and through captive distributors such as dealerships, fleets and used car platforms. Our B2B2C channel partners choose us for a variety of reasons — for the ease of integrating our technology through APIs into their ecosystem, for a seamless, fully digital customer experience from obtaining a policy to submitting a claim, and for integrations with a large number of insurance companies who sell their policies through our platform to give the users a handful of policy options. Lastly, we can provide a superior customer experience by bundling telematics for road safety, RSA and claims management to the customer — a customer experience that we believe is unrivaled by other traditional brokers. Roadzen’s revenues are based on commissions and other fees that are paid by our insurance carrier partners as a percentage of the Gross Written Premium ("GWP") underwritten for each policy.

Roadzen’s brokerage solutions accounted for 35% of revenues for the three months ended June 30, 2024.

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will likely continue to be, affected by a number of factors, including the following:

Investment in Core Technology and AI

We continue to develop and invest in our technology platform to drive scalability and build innovative products. We believe our significant proprietary investments into our data pipelines, training, model development and our core technology platform are key advantages that allow us to stay ahead of the competition, support our growth into global markets and improve operating margins.

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

Since January 1, 2023 we began tracking customer segmentation for Roadzen, described as such: enterprise clients that include insurers, automakers and large fleets (above 100 vehicles), and SMB clients, which include agents, brokers, small dealerships, and small fleets (under 100 vehicles). As of June 30, 2024, we had 34 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), 71 automotive customer agreements, and approximately 3,400 agents and fleet customers agreements.

Strength of the Auto Insurance Market

We generate a majority of our revenues through commissions and fees which are a reflection of the total insurance policy premium. Roadzen derived 35% of revenue from its brokerage solutions and 65% from its platform sales of its IaaS platform for the three months ended June 30, 2024. A softening of the insurance market characterized by a period of declining premium rates due to competition or regulation could negatively impact our financial results.

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

We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth due to additional costs associated with legal, accounting, compliance, insurance, investor relations, and other costs as we operate as a public company. While we expect our general and administrative expenses to decrease as a percentage of our revenue over the long-term, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

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

Results of Operations (all figures are denominated in US$)

Comparison of the Three Months Ended June 30, 2024 and June 30, 2023

	For the three months ended June 30,		Change amount	%
Particulars	2024	2023
Revenue	8,931,517	5,610,910	3,320,607	59%
Costs and expenses:
Cost of services	5,427,440	2,297,809	3,129,631	136%
Research and development	1,789,542	573,300	1,216,242	212%
Sales and marketing	5,802,298	3,659,341	2,142,957	59%
General and administrative	25,826,188	2,601,983	23,224,205	893%
Depreciation and amortization	480,349	367,538	112,811	31%
Total costs and expenses	39,325,817	9,499,971	29,825,846	314%
Loss from operations	(30,394,300)	(3,889,061)	(26,505,239)	682%
Interest income/(expense)	(821,686)	(217,954)	(603,732)	277%
Fair value gains/(losses) in financial instruments carried at fair value	(17,152,060)	-	(17,152,060)	100%
Other income/(expense) net	22,352	62,430	(40,078)	-64%
Total other income/(expense)	(17,951,394)	(155,524)	(17,795,870)	11443%
(Loss)/Income before income tax expense	(48,345,694)	(4,044,585)	(44,301,109)	1095%
Less: income tax (benefit)/expense	106,650	22,411	84,239	376%
Net (loss)/income before non-controlling interest	(48,452,344)	(4,066,996)	(44,385,348)	1091%
Net loss attributable to non-controlling interest, net of tax	(45,319)	(27,752)	(17,567)	63%
Net (loss)/income attributable to Roadzen Inc.	(48,407,025)	(4,039,244)	(44,367,781)	1098%

Revenue

Revenue increased by $3.3 million representing 59% growth for the three months ended June 30, 2024 compared to the same period in the prior year. This increase was primarily attributable to the acquisitions of GIM and NAC which closed during June 2023 and accounted for $2.4 million in revenue growth in the quarter ended June 30, 2024, as well as $0.9 million of revenue growth from the addition of new clients and market outreach.

Our organic revenue growth of $0.9 million for the three months ended June 30, 2024, compared to the same period in the prior year, reflects a 19% increase, respectively, over the same period in the previous year, driven primarily by the uptick in demand for our core products attributable to our strategic marketing initiatives and the expansion of our distribution network, which have allowed us to reach new customer segments and improve product penetration in established markets.

Roadzen sold 99,695 policies for a total GWP of approximately $11.5 million for the three months ended June 30, 2024 as compared to 27,168 policies for a total GWP of approximately $3.5 million for the same period in the prior year. Additionally, 547,233 claims and vehicle inspections were conducted during the three months ended June 30, 2024, compared to 350,107 for the same period in the prior year, representing a 56% increase.

As of June 30, 2024, we had 34 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), compared to 26 as of June 30 in the prior year; 71 automotive customer agreements as of June 30, 2024 compared to 33 as of June 30 in the prior year; and approximately 3,400 agents and fleet customer agreements as of June 30, 2024 compared to approximately 2,000 as of June 30 in the prior year.

Cost of Services

Cost of revenue increased by $3.1 million representing a 136% increase for the three months ended June 30, 2024 compared to the Same period in the prior year primarily due to the acquisitions of GIM and NAC and increase in the cost of service related to the organic revenue growth

Research and Development

Research and development expenses increased by $1.2 million representing a 212% increase for the three months ended June 30, 2024, compared to the same period in the prior year primarily due to the non-cash compensation expense of $1.4 million related to RSU grants partially offset by a $0.2 million decrease in technology costs.

Sales and Marketing

Sales and marketing expenses increased by $2.1 million representing a 59% increase for the three months ended June 30, 2024, compared to the same period in the prior year primarily attributable to $1.9 million of non-cash compensation expense related to RSU grants.

General and administrative

General and administrative expenses ("G&A") increased by $23.2 million representing a 893% increase for the three months ended June 30, 2024, compared to the same period last year primarily due to $22.9 million of non-cash expense related to RSU grants, and $1.2 million of G&A from the acquisitions of GIM and NAC.

Depreciation and Amortization

Depreciation and amortization increased by $0.1 million representing a 31% increase for the three months ended June 30, 2024, compared to the same period in the prior year.

Interest Income (Expense)

Interest expense increased by $0.6 million representing a 277% increase for the three months ended June 30, 2024, compared to the same period in the prior year primarily due to an increase in borrowings from banks and the issuance of convertible and non-convertible debentures.

Fair Value Gains (Losses) in Financial Instruments Carried at Fair Value

Losses on fair valuation changes increased by $17.2 million representing a 100% increase for the three months ended June 30, 2024, compared to the same period in the prior year primarily due to the fair valuation of our Forward Purchase Agreement and convertible instruments.

Non-GAAP Financial Measures

Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure which excludes the impact of finance costs, taxes, depreciation and amortization and certain other items from reported net profit or loss. We believe that Adjusted EBITDA aids investors by providing an operating profit/loss without the impact of non-cash depreciation and amortization and certain other items to help clarify sustainability and trends affecting the business. For comparability of reporting, management considers non-GAAP measures in conjunction with U.S. GAAP financial results in evaluating business performance. Adjusted EBITDA should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The following table reconciles our net loss reported in accordance with U.S. GAAP to Adjusted EBITDA for the three months ended June 30, 2024 and the same period in the prior year:

	For the three months ended June 30,
Particulars	2024	2023
Net loss	(48,452,344)	(4,066,996)
Adjusted for:
Other (income)/expense net	(22,352)	(62,430)
Interest (income)/expense	821,686	217,954
Fair value changes in financial instruments carried at fair value(1)	17,152,060	-
Tax (benefit)/expense	106,650	22,411
Depreciation and amortization	480,349	367,538
Stock based compensation expense	26,230,989	-
Non-cash expenses	285,060	-
Non-recurring expenses	524,758	1,819,746
Adjusted EBITDA	(2,873,144)	(1,701,777)

(1) Fair value changes in financial instruments are considered to be financing costs as they relate to convertible notes and the Forward Purchase Agreement. These changes are non-cash as these changes in fair value are affected by the volatility of the Company’s share price.

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

Liquidity and Capital Resources

Since our incorporation, we have financed our operations primarily through the issuance of equity, convertible instruments, debt (including working capital lines), and customer payments. As of June 30, 2024, we have raised an aggregate of $43.2 million, net of issuance costs, through the issuance of preferred stock of Roadzen (DE) and the issuance of convertible and non-convertible instruments. Our accumulated deficit stood at $200.3 million as of June 30, 2024, up from $151.6 million from the previous year. These accumulated deficits stem from substantial operating losses which amounted to $41.5 million and $36.1 million, fair valuation losses of $54.3 million and $37.1 million, RSU vesting expenses of $82.5 million and $56.3 million, transaction costs arising from the Business Combination of $0.0 million and $17.7 million, and impairment of investment and intangible assets of $4.3 million and $4.3 million as of June 30, 2024 and March 31, 2024, respectively. We anticipate that we will continue to experience operating losses and generate negative cash flows from operations over an extended period due to the planned investments in our business. Consequently, we may need to secure additional capital resources to support the execution of our strategic initiatives for growing our business in the coming years.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	For the three months ended June 30,		Change amount
Particulars	2024	2023
Cash flows from operating activities:

Net loss including non-controlling interest	(48,452,344)	(4,066,996)	(44,385,348)
Adjustments for cash flow from operation	43,772,133	320,168	43,451,965
Changes in working capital	(986,469)	823,609	(1,810,078)
Net cash used in operating activities	(5,666,680)	(2,923,219)	(2,743,461)

Cash flows from investing activities:
Purchase of property, plant and equipment	32,745	204,329	(171,584)
Acquisition of businesses	-	(2,720,000)	2,720,000
Investment in mutual funds	193,606	-	193,606
Net Cash used in investing activities	226,351	(2,515,671)	2,742,022

Cash flows from financing activities:
Proceeds from issue of preferred stock	-	4,445,027	(4,445,027)
Proceeds from long-term borrowings	-	2,662,590	(2,662,590)
Repayment of long-term borrowings	(121,365)	(29,622)	(91,743)
Net proceeds/(payments) from short-term borrowings	1,154,519	5,298,782	(4,144,263)
Net cash generated from financing activities	1,033,154	12,376,777	(11,343,623)

Operating Activities

Our largest sources of cash provided by operations are increases in accounts payables and payments received from our customers. Our primary uses of cash from operating activities include employee-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses and other overhead costs.

Net cash used in operating activities was $5.7 million for the three months ended June 30, 2024, compared to $2.9 million for the three months ended June 30, 2023. This consisted of a net loss of $48.5 million and net cash outflows of $1.0 million provided by changes in our operating assets and liabilities, and partially offset by non-cash charge add-backs of $43.8 million. The non-cash charges were primarily comprised of fair valuation losses of $17.2 million, stock based compensation of $26.2 million and depreciation/amortization of $0.5 million.

Investing Activities

Cash used in investing activities was $0.2 million for the three months ended June 30, 2024, which primarily consisted of $0.19 million reduction of an investment made in a mutual fund (held for sale).

Financing Activities

We have generated negative cash flows from operations since our inception and have supplemented working capital through net proceeds from the issuance of convertible debt and preferred equity securities. Cash provided by financing activities was $1.0 million for the three months ended June 30, 2024, which primarily consisted of loans from banks and other parties.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2024

		For the period ended June 30, 2024
	Total	Less than 1 year	1-3 year	3-5 year	After
Debt(1)	20,548,254	19,181,946	1,290,436	75,872
Operating Leases(2)	1,127,739	381,273	350,719	183,630	212,117
Deferred Revenue	1,404,368	1,000,663	376,372	22,652	4,681
Account payable and accrued expenses	30,602,596	30,602,596
Total	53,682,957	51,166,478	2,017,527	282,154	216,798

(1)
The amount of debt represents the carrying amount of borrowings (excluding interest) which the Company is obligated to repay in cash.

Description of Indebtedness:

	As of June 30, 2024		As of March 31, 2024
Particulars	Long Term Borrowings	Short Term Borrowings	Long Term Borrowings	Short Term Borrowings

Loans from banks	126,365	829,920	112,169	781,455
Secured debentures	2,212,644		2,214,754
Convertible debenture	1,252,554		1,374,481
Current portion of long-term borrowings	(2,225,255)	2,225,255	(2,228,471)	2,228,471
Loans from related parties		1,114,878		1,096,109
Loans from others		15,011,893		13,877,265
	1,366,308	19,181,946	1,472,933	17,983,300

(2)
The Company leases office space under non-cancelable operating lease agreements, which expire on various dates through September 2028. The operating lease includes $304,921 of imputed interest due to implementation of ASC-842.

Operating Lease Commitment:

Particulars	As of June 30, 2024
Operating Leases:
Other current liabilities	314,675
Operating lease liabilities	508,143
Total operating lease liabilities	822,818

Senior Secured Mizuho Notes

On June 30, 2023, Roadzen entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Mizuho Securities USA LLC (“Mizuho”), as administrative agent and collateral agent, and as a purchaser, pursuant to which Mizuho purchased an aggregate principal amount of $7,500,000 of senior secured notes (the "Mizuho Notes"). The Mizuho Notes bear interest at a rate of 15.0% per annum, which will automatically increase by 5% if we fail to prepay the Mizuho Notes upon the occurrence of certain mandatory prepayment events as set forth in the Note Purchase Agreement. The Mizuho Notes were originally scheduled to mature on June 30, 2024. On June 30, 2024, Mizuho granted to the Company a waiver of payment until July 31, 2024. On July 26, 2024, subsequent to the date of the balance sheet, the Company entered into Amendment No. 1 to the senior secured notes, providing for an additional $4 million in principal amount to a total of $11.5 million, and an extension of the maturity date to December 31, 2024. Terms of the notes are otherwise the same as the original notes issued in June 2023, including an interest rate of 15% per annum, and did not require any additional warrants.

As a condition precedent to closing under the Note Purchase Agreement, Roadzen entered into a Security Agreement, pursuant to which each of the Loan Parties, as defined therein, granted a first priority lien on substantially all of Roadzen's assets to Mizuho, as administrative agent and collateral agent.

Pursuant to the Note Purchase Agreement, because the Mizuho Notes were not repaid in full by December 30, 2023, we became obligated to issue to the noteholders, warrants to purchase Ordinary Shares equal to 2.5% of the ownership interests of Roadzen on a fully diluted basis as of June 30, 2023, the date of the closing on the Note Purchase Agreement (the “Mizuho Warrants”). The shares underlying the Mizuho Warrants are referred to herein as the “Mizuho Warrant Shares.” On May 14, 2024, the Company issued the Mizuho Warrants representing a right to purchase 1,432.517 Ordinary Shares at a purchase price of $0.001 per share. The Mizuho Warrants will expire five (5) years after issuance or earlier upon a voluntary or involuntary dissolution, liquidation, or winding up of the issuer. The number of Mizuho Warrant Shares underlying and the applicable exercise price of the Mizuho Warrants are subject to customary adjustment for dividends, splits, reclassifications and other modifications. The Note Purchase Agreement contains certain covenants that restrict the Loan Parties’ ability to, among other things, transfer or sell assets, create liens, incur indebtedness, make payments and investments and transact with affiliates. Additionally, the Loan Parties are collectively required to maintain a cash reserve of at least $1 million in the aggregate to satisfy the minimum liquidity condition as set forth in the Note Purchase Agreement.

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

Senior Secured 2024 Notes

On March 28, 2024, the Company entered into a Securities Purchase Agreement (the “March 2024 SPA”) with Supurna VedBrat and Krishnan-Shah Family Partners, LP (together, the “2024 Purchasers”). Ms. VedBrat is a director of the Company. Ajay Shah, another director of the Company, and his wife, are trustees of the general partner of the Krishnan-Shah Family Partners, LP. Each of the 2024 Purchasers purchased $500,000 in principal amount of the 2024 SPA Notes on the date of the March 2024 SPA (the "March 2024 Notes"). On May 23, 2024, Ms. VedBrat purchased an additional $500,000 in principal amount of the 2024 SPA Notes (the "May 2024 Note").

Pursuant to the terms of the March 2024 SPA, the Company may issue and sell up to an additional $2.0 million in aggregate principal amount of the 2024 SPA Notes to one or more other purchasers. The March 2024 SPA contains covenants by the Company, including requirements to cause each of its subsidiaries (other than certain excluded subsidiaries) to guaranty the Company’s obligations under the 2024 SPA Notes and to take certain actions required to grant the 2024 Purchasers perfected security interests in the assets of the Company and its subsidiaries (subject to the existing liens of Mizuho). Pursuant to the terms of the March 2024 SPA, the Company and the 2024 Purchasers will enter into the Buyer Security Documents as defined in the March 2024 SPA.

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

Also pursuant to the terms of the March 2024 SPA, the Company agreed to issue to each Purchaser warrants (the “March 2024 SPA Warrants”) to purchase, for each $10,000 in original principal amount of 2024 SPA Notes purchased, 1,000 Ordinary Shares. Each of the March 2024 SPA Warrant will be exercisable at any time during the period commencing on March 28, 2025 (the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of the Company, if earlier). The exercise price of the March 2024 SPA Warrants is equal to 80% of the lower of (i) the VWAP of the Company’s Ordinary Shares (RZDN), as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding, (ii) the opening price of any public offering of straight equity securities of the Company occurring within six months after the issue date of the March 2024 SPA Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. The March 2024 SPA Warrants have customary anti-dilution protections in the event the Company declares dividends or distributions on the Ordinary Shares or subdivides, combines or reclassifies its outstanding Ordinary Shares. On April 22, 2024, the Company issued March 2024 SPA Warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP. On June 20, 2024, the Company issued March 2024 SPA Warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat and the Company expects to issue March 2024 SPA Warrants to purchase an additional 50,000 Ordinary Shares to Ms. VedBrat in connection with her purchase of the May 2024 Note.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS.

Other than as set forth below, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K we filed with the SEC on July 1, 2024 which are incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Recent actions by the FCA could materially impact our business, results of operations and financial condition.

The U.K.'s financial regulatory body, the Financial Conduct Authority ("FCA") has recently conducted a comprehensive review of the Guaranteed Asset Protection (GAP) product, a key contributor to our operations in the UK, resulting in a directive for all insurers, including our insurance partner, to temporarily cease selling the GAP product in February 2024. The regulator has mandated that insurers make a resubmission, or new GAP proposal, outlining the product features, coverages and pricing for approval by the FCA before sales of the GAP product can be resumed.

As our insurance partner is obligated to adhere to FCA guidelines, any delay or challenges in them obtaining FCA approval of their resubmission may have a negative impact on our business. The resubmission process introduces uncertainty, as there is no guarantee of swift regulatory approval. The temporary suspension of GAP sales has had, and may continue in the future to have a significant impact on our revenue, financial performance, and overall profitability. We are actively working with our insurance partner to address the concerns raised by the regulator, expedite the resubmission process, and seek timely FCA approval to resume GAP sales, however, there can be no assurance that the resubmission will receive prompt regulatory approval. Continued delays in obtaining approval may result in prolonged disruption to our business operations, potential reputation damage, and potential loss of clients and customer confidence. Additionally, the resubmission process may require adjustments to the GAP product, potentially increasing our costs and decreasing our profit margin and any delays or unfavorable outcomes may materially impact our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than below and as previously disclosed in a Current Report on Form 8-K, none.

On April 4, 2024 the Company agreed to issue 13,846 Ordinary Shares to a vendor in exchange for services provided or to be provided in connection with marketing and distribution services.

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

On June 20, 2024 the Company issued 50,000 warrants to purchase Ordinary Shares to director Supurna VedBrat pursuant to the terms of the March 2024 SPA as described under "Description of Indebtedness" in Item 2, "Management's Discussion and Analysis of Financial Condition".

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits

4.1	Form of warrant (incorporated by reference to Exhibit 4.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on April 26, 2024)
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

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

Dated: August 13, 2024