Form 10-Q
period 2024-09-30
Roadzen Inc.
filed 2024-11-13
CIK 1868640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, there were 68,440,829 Ordinary Shares, $0.0001 par value per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Roadzen Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in $, except per share data and share count)

Particulars	As of September 30,	As of March 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	5,992,238	11,186,095
Accounts receivable, net	3,224,037	3,652,380
Inventories	91,503	70,667
Prepayments and other current assets	13,434,854	34,426,335
Investments	270,743	507,094
Total current assets	23,013,375	49,842,571
Non current assets
Restricted cash	17,429	378,993
Non marketable securities	1,514,796	1,514,796
Property and equipment, net	348,746	454,589
Goodwill	2,095,697	2,061,553
Operating lease right-of-use assets	946,798	822,327
Intangible assets, net	1,102,846	2,989,604
Other long-term assets	97,880	71,913
Total assets	29,137,567	58,136,346

Liabilities and stockholders' deficit
Current liabilities
Current portion of long-term borrowings	2,221,055	2,228,471
Short-term borrowings	20,183,417	15,754,829
Accounts payable and accrued expenses	34,134,516	38,492,487
Derivative warrant liabilities	1,704,695	5,585,955
Short-term operating lease liabilities	397,957	358,802
Other current liabilities	2,368,722	3,231,962
Total current liabilities	61,010,362	65,652,506
Long-term borrowings	1,331,088	1,472,933
Long-term operating lease liabilities	379,697	268,856
Other long-term liabilities	699,949	1,241,917
Total liabilities	63,421,096	68,636,212

Commitments and contingencies (refer note 23)

Shareholders' deficit
Ordinary Shares and additional paid in capital, $0.0001 par value per share, 220,000,000 shares authorized as of September 30 2024 and March 31, 2024; 68,440,829 shares outstanding as of September 30, 2024 and March 31, 2024	84,974,378	84,974,378
Accumulated deficit	(221,225,483)	(151,008,419)
Accumulated other comprehensive income/(loss)	(1,075,917)	(600,501)
Other components of equity	103,537,962	56,560,706
Total shareholders’ deficit	(33,789,060)	(10,073,836)
Non-controlling interest	(494,468)	(426,030)
Total deficit	(34,283,528)	(10,499,866)
Total liabilities and Shareholders’ deficit, Non-controlling interest	29,137,567	58,136,346

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in $, except per share data and share count)

	For the three months ended September 30,		For the six months ended September 30,
Particulars	2024	2023	2024	2023
Revenue	11,874,098	15,470,581	20,805,615	21,081,491
Costs and expenses:
Cost of services	5,217,621	6,358,677	10,645,061	8,848,771
Research and development	1,496,600	602,105	3,286,142	1,175,405
Sales and marketing	8,076,959	10,059,347	13,879,257	13,526,403
General and administrative	20,430,960	5,577,477	46,257,148	8,179,460
Depreciation and amortization	193,372	413,315	673,721	780,853
Total costs and expenses	35,415,512	23,010,921	74,741,329	32,510,892
Loss from operations	(23,541,414)	(7,540,340)	(53,935,714)	(11,429,401)
Interest income/(expense)	(626,834)	(617,470)	(1,448,520)	(835,424)
Fair value gains/(losses) in financial instruments carried at fair value	(1,096,949)	(23,590,000)	(18,249,009)	(23,590,000)
Other income/(expense) net	3,252,528	637,492	3,274,880	699,922
Total other income/(expense)	1,528,745	(23,569,978)	(16,422,649)	(23,725,502)
(Loss)/Income before income tax expense	(22,012,669)	(31,110,318)	(70,358,363)	(35,154,903)
Less: income tax (benefit)/expense	(181,264)	10,939	(74,614)	33,350
Net (loss)/income before non-controlling interest	(21,831,405)	(31,121,257)	(70,283,749)	(35,188,253)
Net loss attributable to non-controlling interest, net of tax	(21,366)	(39,457)	(66,685)	(67,209)
Net (loss)/income attributable to Roadzen Inc.	(21,810,039)	(31,081,800)	(70,217,064)	(35,121,044)
Net (loss)/income attributable to Roadzen Inc. ordinary shareholders	(21,810,039)	(31,081,800)	(70,217,064)	(35,121,044)
Basic and diluted	(0.32)	(1.40)	(1.03)	(1.81)
Weighted-average number of shares outstanding used to compute net loss per share attributable to Roadzen Inc. ordinary shareholders	68,440,829	22,272,967	68,440,829	19,387,476

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in $, except per share data and share count)

	For the three months ended September 30,		For the six months ended September 30,
	2024	2023	2024	2023
Net (loss)/income	(21,810,039)	(31,081,800)	(70,217,064)	(35,121,044)
Net loss per share attributable to Roadzen Inc. common stockholders	(21,810,039)	(31,081,800)	(70,217,064)	(35,121,044)
Basic and diluted	(0.32)	(1.40)	(1.03)	(1.81)
Weighted-average number of shares outstanding used to compute net loss per share attributable to Roadzen Inc. common stockholders	68,440,829	22,272,967	68,440,829	19,387,476
Other comprehensive income, net of tax:
Changes in foreign currency translation reserve	95,693	342,364	(192,572)	303,400
Less: changes in foreign currency translation reserve attributable to non-controlling interest	1,913	3,475	(1,754)	49
Other comprehensive income (loss) attributable to Roadzen Inc. ordinary shareholders	93,780	338,889	(190,818)	303,351
Total comprehensive loss attributable to Roadzen Inc. ordinary shareholders	(21,716,259)	(30,742,911)	(70,407,882)	(34,817,693)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Condensed Consolidated Statement of Shareholders' deficit (Unaudited)

(in $, except per share data and share count)

			Shareholders' deficit
	Convertible preferred stock		Ordinary shares and additional paid in capital		Accumulated	Debenture Redemption	Stock based compensation	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Shares	Amount	deficit	Reserve		loss	deficit
Balance as of April 1, 2023	1,465,100	48,274,279	606,425	303,213	(51,448,299)	366,786	—	(66,903)	(50,845,203)
Adjustments:
Retroactive application of Business Combination (Note 3)	38,403,073	—	15,895,559	—	—	—	—	—	—
Balance as of April 1, 2023	39,868,173	48,274,279	16,501,984	303,213	(51,448,299)	366,786	—	(66,903)	(50,845,203)
Issuance of Series A1 stock during the period through rights issue	780,410	4,445,027	—	—	—	—	—	—	—
Issuance of Series A1 stock during the period through conversion of loan	467,446	2,662,590	—	—	—	—	—	—	—
Net profit attributable to common stockholders	—	—	—	—	(4,039,244)	—	—	—	(4,039,244)
Other comprehensive income	—	—	—	—	—	—	—	(35,538)	(35,538)
Balance as of June 30, 2023	41,116,029	55,381,896	16,501,984	303,213	(55,487,543)	366,786	—	(102,441)	(54,919,985)
Adjustments:
Issuance of Series A1 stock during the period through rights issue	778,506	4,434,382	—	—	—	—	—	—	—
Movement attributable to stock based Compensation Reserve							3,526,209		3,526,209
Net profit attributable to common stockholders	—	—	—	—	(31,081,800)	—		—	(31,081,800)
Impact of issuance/repayment of debenture	—	—	—	—	45,112	(45,112)	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	338,889	338,889
Conversion of redeemable convertible preferred stock into common stock upon Business Combination	(41,894,535)	(59,816,278)	41,894,536	59,816,278	—	—	—	—	59,816,278
Issuance of common stock upon Business Combination	—	—	10,044,309	24,860,834	—	—	—	—	24,860,834
Balance as of September 30, 2023	—	—	68,440,829	84,980,325	(86,524,231)	321,674	3,526,209	236,448	2,540,425

Balance as of April 1, 2024	—	—	68,440,829	84,974,378	(151,008,419)	257,571	56,303,135	(600,501)	(10,073,836)
Movement attributable to stock based Compensation Reserve							26,230,989		26,230,989
Net profit attributable to ordinary shareholders	—	—	—	—	(48,407,025)	—	—	—	(48,407,025)
Other comprehensive income	—	—	—	—	-	—	—	(284,598)	(284,598)
Balance as of June 30, 2024	—	—	68,440,829	84,974,378	(199,415,444)	257,571	82,534,124	(885,099)	(32,534,470)
Adjustments:
Movement attributable to stock based Compensation Reserve							20,746,267		20,746,267
Net profit attributable to ordinary shareholders	—	—	—	—	(21,810,039)	—	—	—	(21,810,039)
Other comprehensive income	—	—	—	—	-	—	—	(190,818)	(190,818)
Balance as of September 30, 2024	—	—	68,440,829	84,974,378	(221,225,483)	257,571	103,280,391	(1,075,917)	(33,789,060)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in $)

	For the period ended
Particulars	September 30, 2024	September 30, 2023

Cash flows from operating activities
Net loss including non controlling interest	(70,283,749)	(35,188,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	673,721	780,853
Stock based compensation	46,977,256	3,526,209
Deferred income taxes	(223,516)	79,094
Unrealised foreign exchange loss/(profit)	101,374	(28,884)
Fair value losses in financial instruments carried at fair value	18,249,009	23,590,000
Expected credit loss (net of reversal)	(112,451)	171,946
Balances written off/(back)	(3,200,441)	(1,609)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Inventories	(20,836)	(73,732)
Income taxes, net	-	19,297
Accounts receivables, net	380,405	4,352,472
Prepayments and other assets	2,018,036	(30,343,651)
Accounts payable and accrued expenses and other current liabilities	(1,554,615)	19,106,908
Other liabilities	(4,255,358)	(1,118,459)
Net cash used in operating activities	(11,251,165)	(15,127,809)

Cash flows from investing activities
Purchase of property and equipment, intangible assets and goodwill	39,443	(136,220)
Acquisition of businesses	-	(5,748,000)
Proceeds from sale of mutual fund	193,606	-
Proceeds from forward purchase agreement	1,000,000	-
Net cash used in investing activities	1,233,049	(5,884,220)

Cash flows from financing activities
Proceeds from business combination	-	32,770
Proceeds from issue of preferred stock	-	6,079,409
Proceeds from long-term borrowings	-	2,805,418
Repayments of long-term borrowings	-	(569,207)
Net proceeds/(payments) from short-term borrowings	4,460,327	9,218,689
Repayments from short-term borrowings	-	-
Net cash generated from financing activities	4,460,327	17,567,079
Effect of exchange rate changes on cash and cash equivalents	2,368	56,372
Net (decrease)/increase in cash and cash equivalents (including restricted cash)	(5,555,421)	(3,388,578)
Cash acquired in business combination	-	11,252,547
Cash and cash equivalents at the beginning of the period (including restricted cash)	11,565,088	1,131,830
Cash and cash equivalents at the end of the period (including restricted cash)	6,009,667	8,995,799

Reconciliation of cash and cash equivalents
Cash and cash equivalents	5,992,238	8,109,694
Restricted cash	17,429	886,105
Total cash and cash equivalents	6,009,667	8,995,799

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	885,011	378,064
Cash paid for income taxes, net of refunds	-	83,680
Non-cash investing and financing activities
Consideration payable in connection with acquisitions	488,000	1,854,732
Interest accrued on borrowings	317,597	157,649

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

Merger agreement

On September 20, 2023 (the “Closing Date”), Vahanna, Roadzen, Inc., a Delaware corporation (“Roadzen (DE)”), and Vahanna Merger Sub Corp., a Delaware corporation and a direct, wholly owned subsidiary of Vahanna (“Merger Sub”), consummated the Business Combination (as defined below) pursuant to the Agreement and Plan of Merger, dated February 10, 2023, by and among Vahanna, Roadzen (DE) and Merger Sub, as amended by the First Amendment to the Agreement and Plan of Merger, dated June 29, 2023 (as so ammended, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Roadzen (DE), with Roadzen (DE) surviving the merger as a wholly owned subsidiary of Vahanna (the “Merger,” and together with the other transactions contemplated by the Merger Agreement and the other agreements contemplated thereby, the “Business Combination”).

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

The Company has experienced operating losses in current and preceding periods. As of September 30, 2024 and 2023, the Company also has negative operating cash flows and negative working capital position. These events among others, raise substantial doubt over the Company’s ability to continue as a going concern for a reasonable period of time. The Company expects to have ongoing requirements for capital investment to implement its business plans to achieve revenue growth forecast, control operating costs, and meet cash flow requirements. The Company’s ability to continue as a going concern is dependent upon, among other things, the Company's mitigation plan to (i) raise additional funds from existing or new credit facilities (ii) receive funds by raising additional share capital and/or (iii) re-structure existing liabilities.

The Company has undertaken multiple initiatives to achieve these goals, including agreeing the terms to convert certain liabilities into equity and working to restructure and convert other current liabilities into equity or long-term notes. The Company has also filed a shelf registration statement on Form S-3 with SEC and is pursuing potential financing opportunities. The Company’s plans may change as a result of many factors currently unknown.

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

d)
Reclassifications

During the six month ended September 30, 2024, the Company has reclassified certain expenses related to its India brokerage operations to better align with their true nature and industry practice. These expenses, initially categorized under Cost of Services, have been reclassified to Sales & Marketing expenses during the current quarter. This reclassification is based on the recognition that these costs are primarily associated with marketing and sales efforts, including advertising, promotions, and customer acquisition, which more accurately reflect the Company's efforts to drive revenue.

To maintain consistency and comparability, the Company has also adjusted the comparative financial statements of prior periods to conform to the current period presentation. Accordingly, the Company has reclassified $1,029,330 from Cost of Services to Sales & Marketing in the six month ended September 30, 2024 and $192,285 in the six month ended September 30, 2023.

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

For the Company's IaaS platform-based services cost of revenue primarily consists of direct costs incurred for delivering the services to customers and the cost of onsite engineering support for roadside assistance, employee related expenses, risk assessment expenses and other direct expenses. Amounts incurred towards vendors/suppliers for inspections and roadside assistance also form part of direct cost. Cost of services also includes cost of telematics devices sold through different subscription or upfront sale model.

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

i)
Restricted cash and cash equivalents

Restricted cash and cash equivalents are pledged as security for contractual arrangements. Restricted cash and cash equivalents are classified as current and noncurrent assets based on the term of the remaining restriction. The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets amounts are as follows:

	September 30, 2024	March 31, 2024
Cash and cash equivalents	$5,992,238	$11,186,095
Restricted cash and cash equivalents—current	—	—
Restricted cash and cash equivalents—non-current	$17,429	$378,993

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

3. Cash, cash equivalents and restricted cash

	As of September 30, 2024	As of March 31, 2024
Balances with banks
In current accounts	5,979,397	11,183,189
Cash in hand	12,841	2,906
	5,992,238	11,186,095

Restricted cash and cash equivalents (non - current)	17,429	378,993

4. Accounts receivables, net

	As of September 30, 2024	As of March 31, 2024
Accounts receivable	3,556,244	3,997,591
Less: allowance for credit losses	(332,207)	(345,211)
Accounts receivable, net	3,224,037	3,652,380

The following table provides details of the Company's allowance for credit accounts:

Balance, beginning of period	345,211	13,726
Additions charged	—	301,309
Existing allowance in acquired entities	—	43,902
Reversal of existing allowance	(13,004)	—
Effect of exchange rate changes	—	(13,726)
Balance, end of period	332,207	345,211

5. Prepayments and other current assets

	As of September 30, 2024	As of March 31, 2024

Balance with statutory authorities	2,145,027	1,462,119
Unbilled revenue	3,112,407	1,821,134
Advances given (net of doubtful advances of $2,288,182 as of September 30, 2024 and $2,299,569 as of March 31, 2024)	1,903,530	672,716
Other receivables (net of doubtful receivables of $2,800,000 as of September 30 2024 and $2,800,000 as of March 31, 2024)	-	6,829
Prepayments	699,436	1,613,407
Forward purchase agreement	5,506,801	28,784,993
Deposits	67,653	65,137
	13,434,854	34,426,335

i) Advances given include:

a)
$1,207,017 and $244,087 of advances to suppliers as of September 30, 2024 and March 31, 2024, respectively.
b)
$246,277 and $119,220 of advances to employees as of September 30, 2024 and March 31, 2024, respectively. Advances to employees include related party balances of $82,876 and $54,082 as of September 30, 2024 and as of March 31, 2024 respectively.
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

The Forward Purchase Agreement represents the recognition of the cash payments to the Seller of $44.4 million (including prepayment of $44.39 million and the reimbursable transaction cost of $0.05 million) and the Forward Purchase agreement with regard to 3,440,791 shares (recycled shares) and 702,255 shares (FPA subscription shares).The fair value of the Forward Purchase agreement is comprised of the Prepayment Amount (as defined in the FPA, $44.4 million) and is reduced by the economics of the downside provided to the Sellers ($38.9 million) and the estimated consideration payment at the Cash Settlement Payment Date ($5.5 million). During the six months ended September 30, 2024, an additional $1 million was received from the Seller, bringing the total cash receipts to $4.8 million. The Forward Purchase Agreement asset was adjusted as a result, and will continue to be re-measured at fair value in future periods. The Forward purchase agreement are treated as a Financial Instrument and revalued at each reporting date with the corresponding earnings (loss) reflected in the consolidated statements of operations as a change in fair value of the Forward Purchase Agreement.

Assumptions used in calculating estimated fair value of the Forward Purchase Agreement as of September 30, 2024 are as follows:

Volatility	60.51%
Risk-free rate	3.79%
Dividend yield	0.00%
Strike price	10.77
Remaining term (years)	0.50 year

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

b)
Daokang (Beijing) Data Science Company Ltd. ("Daokang")

Roadzen (DE) entered into a joint venture contract with WI Harper VIII LLP and Shangrao Langtai Daokang Information Technology Co. Ltd. and invested an amount of $2,500,030 (representing a 34.5% equity interest) of Daokang. Despite its significant equity interest in Daokang, Roadzen (DE) has attempted but has not been able to obtain adequate financial information as per USGAAP to apply equity method. Roadzen (DE), therefore, was unable to exercise significant influence over the operating and financial policies of Daokang. Accordingly, Roadzen (DE) used the measurement alternative for equity investments without readily determinable fair values for its investment in Daokang. The Company carries this investment at cost, less impairment.

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

7. Property and equipment, net

The components of property and equipment, net were as follows:

	As of September 30, 2024	As of March 31, 2024
Computers	725,138	660,504
Office equipment	332,152	422,046
Furniture & fixtures	289,484	162,851
Electrical equipment	30,941	30,972
Leasehold improvements	31,632	31,736
Total	1,409,347	1,308,109
Less: accumulated depreciation	(1,060,601)	(853,520)
Property and equipment, net	348,746	454,589

The Company capitalized $101,238 (net of disposal, transfer and CTA impact of nil, $103,210 and $ (1,387) respectively) and capitalized $687,130 (net of disposal and CTA impact of $106 and $(1,180), respectively) for the period ended September 30, 2024 and for the fiscal year ended March 31, 2024 respectively, of which $396,123 is related to acquisition of FA Premium Insurance Broking Pvt. Ltd., Global Insurance Management Limited and National Automobile Club for the fiscal year ended March 31, 2024. During the fiscal year ended March 31, 2024, the Company ceased to hold board control over Peoplebay Consultancy Services Private Limited and FA Events & Media Private Limited with effect from October 1, 2023 and FA Premium Insurance Private Limited with effect from January 1, 2024, as a result property and equipment worth $73,641 has been derecognized. The Company capitalized $15,762 and $28,008 towards computers for the six month period ended September 30, 2024 and the fiscal year ended March 31, 2024, respectively. Depreciation expense relating to property and equipment amounted to $54,453 and $152,113 for the six month period ended September 30, 2024 and the fiscal year ended March 31, 2024 respectively out of which $17,377 and $77,422 relate to computers for the six month period ended September 30, 2024 and the fiscal year ended March 31, 2024 respectively.

8. Intangible assets, net

	As of September 30, 2024	As of March 31, 2024
Software for internal use	8,295,276	8,583,145
Customer contracts - (refer note 19)	1,209,556	2,299,835
Intangible assets under development	568,195	439,374
Intellectual property	158,798	153,487
Trademark	54	54
Total	10,231,879	11,475,895
Less: accumulated depreciation and amortization	(9,085,391)	(8,442,649)
Less: impairment loss	(43,642)	(43,642)

Intangible assets, net	1,102,846	2,989,604

During the six month period ended September 30, 2024, the Company has decapitalized intangible assets worth $1,456,289 out of which customer contracts with Global Insurance management worth $1,157,920 and accumulated amortization of $389,714 associated with these contracts were written back on account of termination of contract and no future economic benefits is available with the Company. Also the Company decapitalized software of $298,369 and written back associated accumulated amortization of $215,489. During the year ended March 31, 2024, the Company acquired intangible assets worth $4,955,565 related to FA Premium Insurance Broking Pvt. Ltd., Global Insurance Management Limited and National Automobile Club. The Company ceases to hold board control over Peoplebay Consultancy Services Private Limited and FA Events & Media Private Limited with effect from October 1, 2023 and FA Premium Insurance Private Limited with effect from January 1, 2024, as a result intangible assets worth $2,017,117 have been derecognized and impairment & amortization on customer contract of $335,185 has been reversed.

The Company performed qualitative assessment for intangible assets and indicated that it was more likely than not that the carrying value of the acquired entities exceeded its fair value, therefore, it did not result in an impairment.

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For Period Ended September 30 2024:	Amount
2025	247,692
2026	123,743
2027 and thereafter	20,718

9. Other long-term assets

	As of September 30, 2024	As of March 31, 2024
Deposits	12,311	12,672
Advances	61,094	34,685
Interest accrued	-	2,503
Deferred tax assets (refer note 25)	24,475	22,053
	97,880	71,913

10. Accounts payable and accrued expenses

	As of September 30, 2024	As of March 31, 2024
Accounts payable	20,353,769	22,795,847
Accrued expenses	5,686,066	5,916,896
Amounts due to employees	1,010,211	860,895
Due to insurer	7,084,470	8,918,849
	34,134,516	38,492,487

1)
Accounts Payable includes certain Accounts Payable assumed by Roadzen (DE) in connection with the Business Combination amounting to $15,730,405 and $17,422,094 as of September 30, 2024 and March 31, 2024 respectively. Accrued expenses included the amount of $0.31 million on account of interest due but not paid.
2)
Amount due to employees consists of reimbursements and salaries payable. The total includes related parties balance of $177,267 and $95,971 as of September 30, 2024 and as of March 31, 2024, respectively.
3)
Accounts payable includes $2.5 million owed to Marco Polo Securities with whom the Company entered into a definitive agreement on July 18, 2024 to convert these accounts payable into equity in the Company by issuing additional shares at the greater of $2.80 and the 30 trading-day trailing Volume-Weighted Average Price (“VWAP”) as reported by Bloomberg at the close of trading on the 33rd trading day after the day that Roadzen Inc filed with the Securities and Exchange Commission, its Form 10-Q for the first quarter of its fiscal 2025. As the VWAP did not reach $2.80 per share, the $2.5 million liability will be exchanged for 892,857 Ordinary Shares.

11. Other current liabilities

Other current liabilities consist of the following:

	As of September 30, 2024	As of March 31, 2024
Statutory liabilities	787,735	1,252,384
Deferred revenue	964,681	656,968
Advances from customers	69,517	445,696
Retirement benefits	15,607	14,128
Other payables	531,182	862,786
	2,368,722	3,231,962

Other Payables include consideration payable on acquisition of National Automobile Club in the amount of $488,000 during each of the three and six month period ended September 30, 2024 and year ended March 31, 2024

12. Derivative warrant liabilities

Fair valuation of warrants issued to lenders as a part of a senior secured note agreement entered into between Roadzen (DE) and Mizuho Securities USA LLC ("Mizuho") as administrative agent amounted to $1,704,695. Each warrant grants the holder the right to purchase one Ordinary Share of the Company at an exercise price of $0.001 with a cashless settlement option where the difference between the exercise price and the market price would be paid to the warrant holder in the form of Ordinary Shares. Since the Company has Warrants traded under the symbol RDZNW, market price method was used to compute the fair market value on the reporting date. The warrants issued are recognized as derivative liabilities and were initially measured using the Black-Scholes model and are subsequently re-measured at each reporting period with changes recorded in consolidated statements of operation. As per the agreement entered into, if the principal and interest payments are not made as per the repayment schedule, the Company is obliged to issue warrants in the sequence below. On May 14, 2024, as required by the terms of this agreement, the Company issued to Mizuho a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.0001 per share.

Milestone (days past due)	Warrants Shares based on fully diluted Ordinary Shares of the Company as of the issuance date
180 days	1.00%
210 days	1.17%
240 days	1.33%
270 days	1.50%
300 days	1.67%
330 days	1.83%
360 days	2.50%

The assumptions used in calculating estimated fair value of the warrant due as of September 30, 2024 is as follows:

Closing price	$1.19
Risk Free rate	3.58%
Dividend Yield	0%
Volatility	169.23%
Expected Life of the option	3.25 years

13. Borrowings

A.
Long-term borrowings consist of the following:

	As of September 30, 2024	As of March 31, 2024
Loans from banks (note a)	121,796	112,169
Secured debentures (note b)	2,203,787	2,214,754
Convertible debenture (note c)	1,226,560	1,374,481
Less: current portion of long-term borrowings	(2,221,055)	(2,228,471)
	1,331,088	1,472,933

a)
Loan from banks:

Particulars	Interest rate	Maturity date	Amount outstanding
Long-term borrowings from banks	8.75%	10-Aug-30	104,986
Long-term borrowings from banks	9.00%	1-May-29	16,810
			121,796

The above loans are vehicle loans and secured by way of hypothecation against the vehicle for which each loan is granted.

b)
Secured debentures:

Particulars	Interest rate	Maturity date	Amount outstanding
N1 Series Debentures	19.50%	31-Mar-25	575,274
N2 Series Debenture	19.50%	31-Mar-25	325,791
N3 Series Debentures	19.25%	31-Mar-25	407,614
N4 Series Debentures	20.00%	31-Mar-25	895,108
			2,203,787

The debentures are secured by a subordinated lien on intellectual property, current assets and movable property and equipment of certain material foreign subsidiaries.

During the three month period ended September 30, 2024, the Company has entered into a modification arrangement with the debenture holders, resulting in changes to the repayment terms for the following series of debentures:

Particulars	Original terms (Months)	Modified Terms (Months)
N1 Series Debentures	24	34
N2 Series Debenture	24	32
N3 Series Debentures	18	28
N4 Series Debentures	13	27

As part of this modification, a portion of the imposed penalties totaling $314,360 were waived out of $756,626 by Debenture holders.

c)
Convertible debenture

During the period ended September 30, 2024, the Company has outstanding $1.10 million unsecured convertible debentures to different parties which have maturity date of December 15, 2025. The instruments carry an interest rate of 13% per annum, unless otherwise specified, as below.

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

The assumptions used in calculating estimated fair value of warrants due as of June 30, 2024 are as follows:

Risk free rate	3.58%
Volatility	169.23%
Annual Interest rate	13%
Conversion Price	$10

d. As of September 30 2024, the aggregate maturities of long-term borrowings are as follows:

Period ending March 31, 2025	2,212,273
Period ending March 31, 2026	18,057
Period ending March 31, 2027	19,718
Period ending March 31, 2027 onwards	75,535
2,325,583

B.
Short-term borrowings

	As of September 30, 2024	As of March 31, 2024
Loans from banks (note a)	236,173	781,455
Loans from related parties (note b)	1,080,444	1,096,109
Loans from others (note c)	18,866,800	13,877,265
	20,183,417	15,754,829

a)
Loans from banks and others

Particulars	Weighted average borrowing rate
Short-term borrowings from banks and others	14.91%

b) Loan from related parties

1.
During the period ended September 30, 2024, the Company entered into a definitive agreement with Avacara Pte Ltd on July 18, 2024 to convert the principal outstanding amount of USD 938,000 into equity of the company by issuing additional shares at the greater of $2.80 and the 30 trading-day trailing Volume-Weighted Average Price (“VWAP”) as reported by Bloomberg at the close of trading on the 33rd trading day after the day that Roadzen Inc files with the Securities and Exchange Commission, its Form 10-Q for the first quarter of its fiscal 2025. As the VWAP did not reach $2.80 per share, the $938,000 liability will be exchanged for 335,000 Ordinary Shares.

c) Loans from others

1.
During the quarter ended June 30, 2023, Roadzen (DE) entered into a $7.5 million senior secured notes agreement with Mizuho as a lender and administrative agent, which originally had a maturity date of 30 June, 2024. On May 14, 2024, as required by the terms of this senior secured notes agreement, the Company issued to the lender, a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.0001 per share. On July 26, 2024, the Company entered into Amendment No. 1 to the senior secured notes, providing for an additional $4 million in principal amount to a total of $11.5 million, and an extension of the maturity date to December 31, 2024. Terms of the notes are otherwise the same as the original notes issued in June 2023, including an interest rate of 15% per annum, and did not require any additional warrants.
2.
As the accounting acquirer Roadzen (DE) has assumed a promissory note in the principal amount of $2.46 million at a discount of 10% which was obtained to finance transaction costs in connection with the Business Combination. The Promissory note is not convertible, accrues interest at the rate of 20% per annum and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. The Company has not honored repayment of the promissory note on the due date.
3.
During the quarter ended December 31, 2023, Good Insurance Brokers Private Limited secured loan facilities from two financial institutions. A loan of $0.33 million was obtained from Mufin Green Finance Ltd., bearing an interest rate of 17.5%, with repayments scheduled in monthly installments up to November 2024. Additionally, a loan of $0.83 million was obtained from Hindon Mercantile Ltd., carrying an interest rate of 21%, with the principal amount repayable in bullet payments within 60 days from the date of each disbursement.
4.
During the quarter ended June 30, 2024 and March 31, 2024 the Company has issued $1.0 million and $0.5 million respectively, in original principal amount of promissory notes, bearing interest at a rate of 17.5% per annum and mature on the sixth month anniversary of the funding of the notes respectively. As per the term of the agreement the interest rate on the notes can be increased up to a maximum of 29%.
5.
As the accounting acquirer, Roadzen (DE) is deemed to have assumed a Convertible Promissory Note in the principal amount of $1.03 million which was obtained to finance transaction costs in connection with the Business Combination. The Convertible Promissory Notes is a non-interest bearing instrument and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the holder's discretion. The warrants would be identical to the private placement warrants described in note 16. The Company has not honored repayment of the promissory note on the due date.

Fair Value of the Warrants:

Closing price	$0.06
Open price	$0.06
High	$0.06
Low	$0.06

14. Other long-term liabilities

	As of September 30, 2024	As of March 31, 2024
Retirement benefits	296,532	250,399
Deferred tax liability	40,975	263,665
Deferred revenue	362,442	727,853
	699,949	1,241,917

15. Ordinary Shares

As of September 30, 2024, the Company was authorized to issue 220,000,000 ordinary shares, $0.0001 par value.

The holders of Ordinary Shares are entitled to receive dividends as declared from time to time and are entitled to one vote per share at meetings of the Company. In the event of liquidation, the holders of ordinary shares are eligible to receive an equal share in the distribution of the surplus assets of the Company based on their percent of ownership.

As of September 30, 2024 and March 31, 2024, 68,440,829 of the Company's Ordinary Shares were outstanding.

The following table summarizes the Company’s Ordinary Shares reserved for future issuance on an as-converted basis:

	As of September 30, 2024	As of March 31, 2024
Conversion of outstanding redeemable convertible instruments	122,656	137,448
Remaining shares available for future issuance under the Company's equity incentive plan	9,714,986	9,707,986
Warrants	21,618,972	21,045,965

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

As of September 30, 2024, there were 10,004,994 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. Each whole warrant entitles the registered holder to purchase one Ordinary Share at a price of $11.50 per share. The Public Warrants became exercisable as of October 20, 2023. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

As of September 30, 2024, there were 9,152,087 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the

Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

As of September 30, 2024, there were 100,000 March 2024 SPA Warrants and 1,432,517 Mizuho Warrants outstanding.

17. Revenue

The following table summarizes revenue by the Company's service offerings:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the six months ended September 30, 2024	For the six months ended September 30, 2023
Revenue from services
Commission and Distribution Income	5,917,433	8,381,753	9,000,085	9,459,946
Income from Insurance as a Service	5,956,665	7,088,828	11,805,530	11,621,545
	11,874,098	15,470,581	20,805,615	21,081,491

There were three customers that individually represented 25%, 12% and 10% of the Company’s revenue for the period ended September 30, 2024 and one customer that represented 13% of the Company's accounts receivable balance as of September 30, 2024.

There was one customer that represented 45% of the Company’s revenue for the year ended March 31, 2024 and two customers that individually represented 28% and 18% of the Company’s accounts receivable balance as of March 31, 2024.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	For the six months ended September 30, 2024	For the six months ended September 30, 2023
Contract liabilities
Deferred revenue	1,327,123	1,787,252
Total contract liabilities	1,327,123	1,787,252
Contract assets
Unbilled revenue	3,112,407	3,803,937
Total contract assets	3,112,407	3,803,937

The Company records deferred revenues when cash payments are received or due in advance of Company's performance. Deferred revenues primarily relate to commission and distribution income and insurance as a service. The amount of revenue recognized for the period ended September 30, 2024 that was included in the deferred revenue balance as of March 31, 2024 was $656,968. The amount of revenue recognized in the year ended March 31, 2024 that was included in the deferred revenue balance as of March 31, 2023 was $108,442.

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

18. Other Income (expense) net

Other income consists of certain write-backs of provisions and payables no longer required based on commercial negotiations with the vendors during the fiscal year ended September 30, 2024 amounting to $3,869,319.

19. Business combinations

a)
Global Insurance Management Limited

During the period ended June 30, 2023, Roadzen (DE) (on June 30, 2023) acquired 100% of the equity interests in Global Insurance Management Limited for cash consideration of $3,998,000. Global Insurance Management Limited was incorporated in the United Kingdom and is engaged in the business of underwriting, pricing and distribution of Insurance products. The financial results of Global Insurance Management have been included in the Company's consolidated financial statements from June 30, 2023 as the Company has possessed the power to direct the relevant activities of Global Insurance Management from the share purchase agreement date.

The major classes of assets and liabilities to which the Company has allocated the purchase price were as follows:

Cash and cash equivalents	10,997,974
Acquired customer contract (Refer Note 8)	1,157,920
Other assets	7,157,343
Other liabilities	(15,947,363)
Net assets	3,365,874
Purchase consideration	3,998,000
Goodwill (Refer Note 19(c))	632,126

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

b)
National Automobile Club

During the period ended June 30, 2023, Roadzen (DE) (on June 06, 2023) acquired 100% of the equity interests in National Automobile Club for cash consideration of $2,238,000. National Automobile Club was incorporated in the state of California and is engaged in the business of roadside assistance services. As of September 30, 2024, Roadzen (DE) has paid consideration amounting to $1,750,000, however, Roadzen (DE) has exercised board control over National Automobile Club from June 6, 2023. The financial results of National Automobile Club have been included in the Company's consolidated financial statements from June 6, 2023 as the Company has possessed the power to direct the relevant activities of National Automobile Club from the share purchase agreement date.

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Cash and cash equivalents	182,713
Intangible assets	13,384
Acquired customer contract (Refer Note 8)	870,027
Other assets	1,947,606
Other liabilities	(1,215,247)
Net assets	1,798,483
Purchase consideration	2,238,000
Goodwill (Refer Note 19(c))	439,517

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to the synergies expected from marketing expertise and penetration which the acquiree possesses.

Following are details of the purchase price allocated to the intangible assets acquired:

	Amount	Weighted average life
Acquired customer contracts	870,027	3 years

c) Goodwill

	As of September 30, 2024	As of March 31, 2024
Opening balance	2,061,553	996,441
Goodwill relating to acquisitions consummated during the year (Refer Note 19(a) & (b))	-	1,475,685
Derecognition on deconsolidation of subsidiaries	-	(535,844)
Impairment reversed on goodwill during the year on account of deconsolidation of subsidiaries	—	131,803
Effect of exchange rate changes	34,144	(6,532)
Closing balance	2,095,697	2,061,553

During the year ended March 31, 2024, the Company acquired Global Insurance Management Limited and National Automobile Club with goodwill of $632,126 and $439,517 respectively.

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

Financial instruments measured at fair value on a recurring basis

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2024:

	September 30, 2024
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial liabilities:
Derivative warrant liabilities	1,704,695	-	-	1,704,695
Convertible debentures	-	-	1,226,560	1,226,560
	1,704,695	-	1,226,560	2,931,255

	September 30, 2024
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial assets:	-	-
Forward purchase agreement	-	-	5,506,801	5,506,801
	-	-	5,506,801	5,506,801

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

The following table presents a reconciliation of the Company’s Level 3 financial instruments measured and recorded at fair value on a recurring basis as of September 30, 2024:

	Financial asset	Financial liability
	Forward purchase agreement	Convertible debentures
Initial measurement	28,784,993	1,374,481
Change in fair value	(23,278,192)	(147,921)
Balance as of September 30, 2024	5,506,801	1,226,560

Assets measured at Fair Value on a non-recurring basis

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.

Non-Marketable Equity Securities

The Company measures its non-marketable equity securities that do not have readily determinable fair values under the measurement alternative at cost less impairment, adjusted by price changes from observable transactions recorded within "Other income/(expense) net" in the consolidated statements of operations. The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to its investments in Daokang and Moonshot. During the year ended March 31, 2024, the Company recorded an impairment loss for its non-marketable equity securities, refer note 6.

Management of risks

Interest rate risk - Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate due to change to market interest rates. The Company is exposed to interest rate risk for its long-term debts where the interest rates are variable according to the market conditions.

Foreign currency risk - The Company monitors its foreign currency exposures on a regular basis. The operations are primarily denominated in United States Dollars, Pounds Sterling, Indian Rupees and Euros. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates. Based on a sensitivity analysis we have performed as of September 30, 2024, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the United States Dollar would not have a material effect on our financial statements.

21. Sum due to insurer

Represents the net amounts of premium due to insurer based on the respective contract with each insurer. The net amount due is equal to the gross written premium less the Company’s commission for policies that have reached their effective date. Sum due to insurer is $7,084,470 as of September 30, 2024, which represents funds from the insurer to meet working capital requirements/contingencies arising out of claim settlement.

22. Investments

These balances include certain investments in mutual funds that are recorded at fair value. Any changes to the fair value are recorded in "Fair value gains/(losses) in financial instruments carried at fair value" due to the election of the fair value option of accounting for financial instruments.

23. Commitments and contingencies

A. Leases - Accounted as per ASC 842 for the Period Ended September 30, 2024

Operating leases

The Company leases office space under non-cancellable operating lease agreements, which expire on various dates through April 2031. Some property leases contain extension options exercisable by the Company. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease cost for the period ended September 30, 2024 are summarized below:

i)
The following tables presents the various components of lease costs:

Particulars	For the period ended September 30, 2024
Lease :
Operating lease cost	135,040
Short-term lease cost	42,757
Total lease cost	177,797

ii)
The following table presents supplemental information relating to the cash flow and non cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating liabilities, and, as such, are excluded from the amounts below.

Particulars	For the period ended September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	96,076

iii)
Balance sheet information related to leases is as follows:

Particulars	As of September 30, 2024
Operating Leases:
Operating Lease ROU Asset, net	946,798
Short term liabilities	397,957
Long term liabilities	379,697
Total operating lease liabilities	777,654

iv)
Weighted Average Remaining Lease Term (In years)

As of September 30, 2024
Operating leases	5.12

v)
Weighted Average Discount Rate

As of September 30, 2024
Operating leases	12.57%

vi)
Maturities of lease liabilities were as follows:

Particulars	Lease Liabilities (USD)*
For Period Ended September 30, 2024
2025	357,464
2026	177,555
2027	151,925
2028	91,185
2029	91,069
Thereafter	189,525
Total Lease Payments	1,058,723
Less: Imputed Interest	(281,069)
Total	777,654

* The lease liabilities are translated into U.S. Dollars using the closing rate for the period ended September 30, 2024

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

The following table sets forth the computation of basic net loss per share attributable to ordinary shareholders and preferred stock holders:

Particulars	For the three months ended September 30, 2024		For the three months ended September 30, 2023	For the six months ended September 30, 2024	For the six months ended September 30, 2023
Numerator:
Net loss	(21,810,039)		(31,081,800)	(70,217,064)	(35,121,044)
Less: dividend attributable to preferred stockholders for the current year	-		-	-	40,297
Net loss attributable to Roadzen Inc. ordinary shareholders	(21,810,039)	-	(31,081,800)	(70,217,064)	(35,161,341)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	68,440,829		22,272,967	68,440,829	19,387,476
Net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	(0.32)		(1.40)	(1.03)	(1.81)

The following table summarizes the number of potential Ordinary Shares equivalents that were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented:

Particulars	For the six months ended September 30, 2024	For the six months ended September 30, 2023
Share warrants	21,618,972	19,157,081
Restricted stock units	9,714,986	-
Convertible instruments	54,542	-
Total	31,388,500	19,157,081

25. Income taxes

The Company's net loss before provision for income taxes for the period ended September 30, 2024 and September 30, 2023 were as follows:

Particulars	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the six months ended September 30, 2024	For the six months ended September 30, 2023
Domestic	(19,101,833)	(5,606,269)	(45,372,274)	(9,350,380)
Foreign	(2,910,836)	(25,504,049)	(24,986,089)	(25,804,523)
Total	(22,012,669)	(31,110,318)	(70,358,363)	(35,154,903)

The components of the provision for income taxes for the period ended September 30, 2024 and September 30, 2023 were as follows:

Particulars	For the three months ended September 30, 2024	For the three months ended September 30, 2023		For the six months ended September 30, 2024	For the six months ended September 30, 2023
Current:
Domestic	4,214	—		17,147	—
Foreign	—	50,135		-	72,077
	4,214	50,135		17,147	72,077
Deferred:
Domestic	—	—		—	—
Foreign	(185,478)	(39,196)		(91,761)	(38,727)
	(185,478)	(39,196)		(91,761)	(38,727)

Total provision for income taxes	(181,264)	10,939	-	(74,614)	33,350

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the period ended September 30, 2024 and September 30, 2023:

Particulars	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the six months ended September 30, 2024	For the six months ended September 30, 2023
Federal statutory income tax rate	21.00%	21.00%	21.00%	21.00%
Non deductible expenses	(0.22%)	0.14%	(0.25%)	(6.86%)
Valuation allowance	(20.54%)	(21.00%)	(20.93%)	(14.13%)
Foreign rate differential	(0.29%)	(0.24%)	(0.19%)	(0.18%)
Share warrants	0.00%	0.00%	0.00%	0.00%
Other	0.00%	0.06%	(0.04%)	0.08%
Total provision for income taxes	(0.05%)	(0.04%)	(0.41%)	(0.09%)

The components of the Company’s net deferred tax assets as of the period ended September 30, 2024 and year ended March 31, 2024 were as follows:

Particulars	As of September 30, 2024	As of March 31, 2024
Deferred tax assets:
Net operating loss carry forwards	40,187,359	25,515,511
Unabsorbed depreciation carry forwards	107,638	76,126
Retirement benefits	77,213	72,349
Depreciation and amortization	80,333	109,299
Others	16,694	244,136
Total deferred tax assets	40,469,236	26,017,421
Less: valuation allowance	(40,444,762)	(25,995,368)
Deferred tax assets, net of valuation allowance	24,475	22,053
Deferred tax liabilities:
Intangibles on account of business combination	(40,975)	(263,665)
Net deferred tax assets/ (liabilities)	(16,500)	(241,612)

Movement in net deferred tax assets:

	As of March 31, 2024	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of September 30, 2024
Deferred tax assets:
Net operating loss carry forwards	25,515,511	14,671,848	—	40,187,359
Unabsorbed depreciation carry forwards	76,126	31,512	—	107,638
Retirement benefits	72,349	4,864	—	77,213
Depreciation and amortization	109,299	-28,966	—	80,333
Fair value changes on convertible notes	—	—	—	—
Others	244,136	(227,442)	—	16,694
Less: valuation allowance	(25,995,368)	(14,449,394)	—	(40,444,762)
Deferred tax liabilities:
Intangibles on account of business combination	(263,665)	222,690	—	(40,975)
Acquisitions	—	635,965	(635,965)	—
Deconsolidation	—	-	-	—
Currency translation	—	(284,598)	284,598	—
Net deferred tax assets/ (liabilities)	(241,612)	576,479	(351,367)	(16,500)

Particulars	As of March 31, 2023	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of March 31, 2024
Deferred tax assets:
Net operating loss carry forwards	8,480,316	17,035,195	—	25,515,511
Unabsorbed depreciation carry forwards	54,438	21,688	—	76,126
Retirement benefits	56,603	15,746	—	72,349
Depreciation and amortization	50,918	58,381	—	109,299
Fair value changes on convertible notes	-	-	—	—
Others	5,965	238,171	—	244,136
Less: valuation allowance	(8,565,895)	(17,429,473)	—	(25,995,368)
Deferred tax liabilities:
Intangibles on account of business combination	-	(263,665)	—	(263,665)
Gain on convertible notes	-	608,233	(608,233)	-
Currency translation	—	(193,121)	193,121	—
Acquisitions	-	(48,330)	48,330	-
	82,345	42,825	(366,782)	(241,612)

The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company's judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company's income tax provision would increase or decrease in the period in which the assessment is changed. The Company's valuation allowance increased by $14,528,970 during the period ended September 30, 2024 and $17,429,473 during the year ended March 31, 2024 .

The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest such earnings outside the U.S.

Net operating loss and credit carry forwards

As of September 30, 2024, the Company has U.S. federal net operating loss carry forwards of approximately $130,238,537, of which none are subject to limitation under Internal Revenue Code Section 382 (IRC Section 382). The federal net operating loss carry forwards that were generated prior to the 2018 tax year will begin to expire in 2030 if not utilized. For net operating loss carry forwards arising in tax years beginning after March 31, 2017, the tax act limits the Company's ability to utilize carry forwards to 80% of taxable income, however, these operating losses may be carried forward indefinitely. The state (Delaware) net operating loss carry forwards will begin to expire in 2032 if not utilized. The Company has foreign tax credits which will expire at the end of 8 years from the end of the assessment year in which these tax credits were originated.

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

Unrecognized tax benefits

The Company has adopted authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company did not have any unrecognized tax benefits with a significant impact on its financial statements as of September 30, 2024 and March 31, 2024.

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

27. Stock based compensation

The share-based compensation awards issued under the Company’s 2023 Omnibus Incentive Plan (the "Incentive Plan") to the Company’s employees, officers and directors, are all equity-classified instruments. Restricted stock units ("RSUs") outstanding as of September 30, 2024 have service vesting conditions up to March 2027. Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and a graded vesting method for RSUs. The Company has elected to account for forfeitures of employee stock awards as they occur.

Share-based compensation is in the form of RSUs. The fair value per RSU is calculated using the Black-Scholes option valuation model.

Option value and assumption

Fair value per share (as of grant date)	$10.83
Exercise price	$0
Assumptions:
Volatility	30.82%
Expected dividends	0.00%
Expected term (in years)	1.5
Risk free rate	5.24%

RSU vesting schedule for year ended	As of September 30, 2024
March 2025	79,995
March 2026	9,579,589
March 2027	63,336

Stock option activity	As of September 30, 2024
Opening unvested units (as of April 01, 2024)	9,707,928
Granted	215,000
Exercised	-
Cancelled	200,008
Closing unvested units	9,722,920

Stock-based compensation expense related to RSUs granted to employees was $20,746,267 and $46,977,256 for three months and six months ended September 30, 2024 respectively. As of September 30, 2024, the unrecognized compensation expense related to unvested RSUs was approximately $494,822 which is expected to be recognized over the remaining unvested period of RSUs.

On September 18, 2023, prior to the business combination, Roadzen DE granted 9,903,500 Restricted Stock Units (RSUs) under the 2023 Omnibus Incentive Plan. These RSUs were initially scheduled to vest on the one-year anniversary of the grant date, specifically on September 17, 2024. However, prior to this date, the Board of Directors of Roadzen decided to extend the vesting period by an additional year to September 17, 2025.

Based on the current market price of the shares, management has assessed that this revised vesting timeline will not result in any additional RSU compensation expense being recognized in the Company's financial statements for the above stated outstanding RSUs

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, references to "Roadzen," “we,” “us,” and “our” refer to Roadzen and its consolidated subsidiaries as the context so requires.

The following discussion and analysis of the financial condition and results of operations of Roadzen Inc. and its subsidiaries should be read in conjunction with the “Unaudited Condensed Consolidated Financial Statements of Roadzen Inc. as of and for the three and six months ended September 30, 2024 and 2023,” together with related notes thereto, included elsewhere in this Form 10-Q (in the section of this Form 10-Q entitled “Financial Information”). The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See the section titled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth or referred to under the section titled “Risk Factors” or elsewhere in this Form 10-Q.

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

Our operations are global, and our partners consists of market-leading insurance companies, fleets, automotive original equipment manufacturers ("OEMs") and carmakers, including AXA, SCOR, Arch, Société Générale Jaguar Land Rover, Audi, Mercedes, Volvo and several others. In June of 2023, we made two acquisitions as part of our market entry strategy into the important U.S. and U.K. markets. Our subsidiary in the U.K., Global Insurance Management Ltd. ("GIM"), is a leading specialist Managing General Agent ("MGA") providing auto insurance, extended warranties, and claims management to insurers, car dealers, car companies, and fleets. GIM delivers services globally, leveraging its MGA licenses in the U.K. market and using third-party licenses elsewhere. GIM provides brokerage services to insurance companies, where it acts as a delegated authority of the insurance company to sell the insurer’s policies using its brokerage platform, as well as to adjudicate and pay claims. GIM collects a commission and an administrative fee as a percentage of the Gross Written Premium ("GWP") from each policy sold from the insurer/re-insurer during this process. GIM’s specialty insurance contracts typically have an average term of five years. GIM is headquartered in Coventry, England. Roadzen's subsidiary in the U.S., National Automobile Club ("NAC"), is a licensed auto club in California and a provider of claims management and 24/7 commercial roadside assistance ("RSA") in the U.S. NAC focuses on the commercial automotive industry and its network comprises over 75,000 professional service providers, offering tow, transport, and first notice of loss (“FNOL”) services. NAC’s customers include government fleets, enterprises, commercial fleets, car companies and insurers across the U.S. NAC is headquartered in Burlingame, California.

Our mission is to build the leading company at the intersection of artificial intelligence ("AI"), insurance and mobility. To further our mission, we have built a pioneering lab focused on fundamental and applied AI research. We work on core research areas in computer vision, generative AI, and traditional machine learning to develop product experiences that improve the safety, convenience, and protection of millions of drivers across the world. Roadzen is a founding member of the AI Alliance fostering safe, responsible, and open source development alongside industry leaders such as Meta, IBM, Hugging Face, Stability AI, AMD, Service Now, and others. Our approach to build precision AI models in insurance and mobility has won several industry accolades. In October 2021 Forbes Magazine ranked Roadzen among the Top 10 AI companies. In 2022, Financial Express named Roadzen AI Startup of the Year. Additionally, the Company won two awards at the prestigious Global Artificial Intelligence Summit & Awards: "Best Use of AI in Mobility" and "Best Use of AI in Insurance," both presented by the All India Council for Robotics & Automation (AICRA).

On September 20, 2023, Roadzen Inc., a British Virgin Islands business company (the “Parent Company”, formerly known as Vahanna Tech Edge Acquisition I Corp; and sometimes referred to in this filing as "Vahanna") completed the Business Combination in which it acquired Roadzen (DE). Roadzen (DE) was determined to be the accounting acquiror in the Business Combination. Accordingly, the historical financial statements of Roadzen (DE) became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Roadzen (DE) prior to the Business Combination; (ii) the combined results of the Parent Company and Roadzen (DE) following the Closing of the Business Combination; (iii) the assets and liabilities of Roadzen (DE) at their historical cost; and (iv) the Company’s equity structure for all periods presented.

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
•
Global Distribution Network (GDN): enables the configuration, customer quote, payment (in any currency), and administration of any insurance policy with any insurance carrier as the underwriter;
•
xClaim: enables digital, touchless and real-time resolution of claims from FNOL through payment, using telematics and computer vision;
•
StrandD: enables digital, real-time dispatch and tracking for roadside assistance ("RSA") and FNOL during accident claims;
•
DrivebuddyAI: enables any vehicle to get advanced driver-assistance capabilities utilizing cameras and neural networks to deliver better safety on the road; and
•
Good Driving: enables insurers and fleets to recognize their best drivers, train poor drivers and build usage based insurance ("UBI") programs.

Our technology revolutionizes the customer experience by helping customers obtain a policy within seconds and process a claim estimate within minutes in comparison with existing processes that can take weeks. Roadzen’s revenue derived from platform sales is usage-based, meaning we get paid on a per-vehicle or per-use basis.

Sales of Roadzen’s IaaS platform represented approximately 50% and 56% of revenues for the for the three and six months ended September 30, 2024.

2. Brokerage Commission and Fees:

Roadzen acts as an insurance broker utilizing its technology to sell insurance through our embedded and Business to Business to Consumer ("B2B2C") distribution model. The policies are sold by insurance intermediaries such as agents and through captive distributors such as dealerships, fleets and used car platforms. Our B2B2C channel partners choose us for a variety of reasons — for the ease of integrating our technology through APIs into their ecosystem, for a seamless, fully digital customer experience from obtaining a policy to submitting a claim, and for integrations with a large number of insurance companies who sell their policies through our platform to give users a handful of policy options. Lastly, we can provide a superior customer experience by bundling telematics for road safety, RSA and claims management to the customer — a customer experience that we believe is unrivaled by other traditional brokers. Roadzen’s revenues from brokerage services are based on commissions and other fees that are paid by our insurance carrier partners as a percentage of the Gross Written Premium ("GWP") underwritten for each policy.

Roadzen’s brokerage solutions accounted for 50% and 44% of revenues for the three and six months ended September 30, 2024.

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

Since January 1, 2023 we began tracking customer segmentation for Roadzen, described as such: enterprise clients that include insurers, automakers and large fleets (above 100 vehicles), and SMB clients, which include agents, brokers, small dealerships, and small fleets (under 100 vehicles). As of September 30, 2024, we had 34 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), 74 automotive customer agreements, and approximately 3,550 agents and fleet customers agreements.

Strength of the Auto Insurance Market

We generate a majority of our revenues through commissions and fees which are a reflection of the total insurance policy premium. Roadzen derived 50% of revenue from its brokerage solutions and 50% from its platform sales of its IaaS platform for the three months ended September 30, 2024. A softening of the insurance market characterized by a period of declining premium rates due to competition or regulation could negatively impact our financial results.

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

Lock-up Agreements

In connection with the consummation of the Business Combination, certain holders of equity in Vahanna and Roadzen (DE) entered into lock-up agreements (the “Lock-up Agreements”) with the Parent Company and Roadzen (DE). Pursuant to the Lock-up Agreements, certain holders of our ordinary shares agreed, subject to certain customary exceptions, to be subject to a lock-up period lasting until the earlier of (x) the one year anniversary of consummation of the Business Combination, (y) the date that the closing price of Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share recapitalizations, subdivisions, reorganizations and the like), for 20 trading days within any 30 trading day period at least 150 days following the Closing of the Business Combination, and (z) the consummation of a liquidation, merger, capital share exchange, reorganization, tender or exchange offer as the first step of a two-step transaction or other similar transaction that results in all of the Parent Company's shareholders having the right to exchange their equity holdings in the Parent Company for cash, securities or other property; provided that equityholders of Roadzen (DE) that held less than 5% of the equity securities of Roadzen (DE) (on a fully diluted basis) immediately prior to the Closing were permitted to transfer and/or sell up to 25% of their shares following the six month anniversary of the date of the Closing of the Business Combination. On April 1, 2024, 3,502,949 Ordinary Shares were released from the Lock-up Agreements pursuant to such provisions. In September 2024, holders of approximately 56 million ordinary shares subject to the Lock-up Agreements agreed to extend the lock-up period for an additional twelve months, to September 20, 2025 (subject to earlier termination as described above).

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

Results of Operations (all figures are denominated in US$)

Comparison of the Three Months Ended September 30, 2024 and September 30, 2023

	For the three months ended September 30,		Change amount	%
Particulars	2024	2023
Revenue	11,874,098	15,470,581	(3,596,483)	-23%
Costs and expenses:
Cost of services	5,217,621	6,358,677	(1,141,056)	-18%
Research and development	1,496,600	602,105	894,495	149%
Sales and marketing	8,076,959	10,059,347	(1,982,388)	-20%
General and administrative	20,430,960	5,577,477	14,853,483	266%
Depreciation and amortization	193,372	413,315	(219,943)	-53%
Total costs and expenses	35,415,512	23,010,921	12,404,591	54%
Loss from operations	(23,541,414)	(7,540,340)	(16,001,074)	212%
Interest income/(expense)	(626,834)	(617,470)	(9,364)	2%
Fair value gains/(losses) in financial instruments carried at fair value	(1,096,949)	(23,590,000)	22,493,051	-95%
Other income/(expense) net	3,252,528	637,492	2,615,036	410%
Total other income/(expense)	1,528,745	(23,569,978)	25,098,723	-106%
(Loss)/Income before income tax expense	(22,012,669)	(31,110,318)	9,097,649	-29%
Less: income tax (benefit)/expense	(181,264)	10,939	(192,203)	-1757%
Net (loss)/income before non-controlling interest	(21,831,405)	(31,121,257)	9,289,852	-30%
Net loss attributable to non-controlling interest, net of tax	(21,366)	(39,457)	18,091	-46%
Net (loss)/income attributable to Roadzen Inc.	(21,810,039)	(31,081,800)	9,271,761	-30%

Comparison of the Six Months Ended September 30, 2024 and September 30, 2023

	For the six months ended September 30,		Change amount	%
Particulars	2024	2023
Revenue	20,805,615	21,081,491	(275,876)	-1%
Costs and expenses:
Cost of services	10,645,061	8,848,771	1,796,290	20%
Research and development	3,286,142	1,175,405	2,110,737	180%
Sales and marketing	13,879,257	13,526,403	352,854	3%
General and administrative	46,257,148	8,179,460	38,077,688	466%
Depreciation and amortization	673,721	780,853	(107,132)	-14%
Total costs and expenses	74,741,329	32,510,892	42,230,437	130%
Loss from operations	(53,935,714)	(11,429,401)	(42,506,313)	372%
Interest income/(expense)	(1,448,520)	(835,424)	(613,096)	73%
Fair value gains/(losses) in financial instruments carried at fair value	(18,249,009)	(23,590,000)	5,340,991	-23%
Other income/(expense) net	3,274,880	699,922	2,574,958	368%
Total other income/(expense)	(16,422,649)	(23,725,502)	7,302,853	-31%
(Loss)/Income before income tax expense	(70,358,363)	(35,154,903)	(35,203,460)	100%
Less: income tax (benefit)/expense	(74,614)	33,350	(107,964)	-324%
Net (loss)/income before non-controlling interest	(70,283,749)	(35,188,253)	(35,095,496)	100%
Net loss attributable to non-controlling interest, net of tax	(66,685)	(67,209)	524	-1%
Net (loss)/income attributable to Roadzen Inc.	(70,217,064)	(35,121,044)	(35,096,020)	100%

Revenue

Revenue decreased by $3.6 million representing a change of -23% for the three months ended September 30, 2024 compared to the same period in the prior year. This decrease was driven primarily by the suspension of the GAP product in the U.K.

Revenue decreased by 0.3 million representing a change of -1% for the six months ended September 30, 2024 compared to the same period in the prior year. This decrease was primarily attributed to suspension of GAP product in the U.K. with a subset of increase in organic revenue in the previous quarter.

Roadzen sold 70,618 policies for a total GWP of approximately $10.1 million for the three months ended September 30, 2024 as compared to 78,009 policies for a total GWP of approximately $20.6 million for the same period in the prior year. Additionally, 607,577 claims, roadside assistance and vehicle inspections were conducted during the three months ended September 30, 2024, compared to 406,897 for the same period in the prior year.

Cost of Services

Cost of services decreased by $1.1 million representing a change of -18% for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to the decrease in revenue.

Cost of services increased by $1.8 million representing a change of 20% for the six months ended September 30, 2023 compared to the same period in the prior year primarily due to the cost of services for acquired entities NAC and GIM, which were not included for April 2023 to May 23, and April 2023 to June 2023 respectively

Research and Development

Research and development expenses increased by $0.9 million representing a change of 149% for the three months ended September 30, 2024, compared to the same period in the prior year primarily due to higher non-cash compensation expense of $1.0 million related to RSU grants.

Research and development expenses increased by $2.1 million representing a change of 180% for the six months ended September 30, 2023, compared to the same period in the prior year primarily due to increased non-cash compensation expense of $2.4 million related to RSU grants and capitalization of technology personnel costs.

Sales and Marketing

Sales and marketing expenses decreased by $2.0 million representing a change of -20% for the three months ended September 30, 2024, compared to the same period in the prior year primarily attributable to decrease in Sales & Marketing expenses in the U.K. because of the pause of the GAP product, and $1.3 million increase in non-cash compensation expense related to RSU grants.

Sales and marketing expenses increased by $0.4 million representing a change of 3% for the six months ended September 30, 2024, compared to the same period in the prior year, primarily due to the decrease in Sales & Marketing expenses in the U.K. due to the GAP product pause, and $3.2 million increase of non-cash compensation expense related to RSU grants.

General and administrative

General and administrative expenses ("G&A") increased by $14.9 million representing a change of 266% for the three months ended September 30, 2024, compared to the same period last year primarily due to $14.6 million of non-cash expense increase related to RSU grants.

G&A increased by $38.1 million representing a change of 466% for the six months ended September 30, 2024, compared to the same period in the prior year, primarily due primarily due to $37.4 million of higher non-cash expense related to RSU grants.

Depreciation and Amortization

Depreciation and amortization decreased by $0.2 million representing a change of -53% for the three months ended September 30, 2024, compared to the same period in the prior year primarily due to decapitalization of a part of software capitalized during fiscal year 2024.

Depreciation and amortization decreased by $0.1 million representing a change of -14% for the six months ended September 30, 2024, compared to the same period in the prior year.

Interest Income (Expense)

Interest expense increased by $0.01 million representing a change of 2% for the three months ended September 30, 2024, compared to the same period in the prior year primarily due to an increase in borrowings from banks.

Interest expense increased by $0.6 million representing a change of 73% for the six months ended September 30, 2024, compared to the same period in the prior year primarily due to an increase in borrowings from banks and the issuance of non-convertible debentures.

Fair Value Gains (Losses) in Financial Instruments Carried at Fair Value

Losses on fair valuation changes decreased by $22.5 million representing a change of -95% for the three months ended September 30, 2024, compared to the same period in the prior year primarily due to the fair valuation of our Forward Purchase Agreement and convertible instruments, derivative warrants at each reporting period.

Loss on fair valuation changes decreased by $5.3 million representing a change of -23% for the six months ended September 30, 2024, compared to the same period last year. This was primarily due to the fair valuation losses of our Forward Purchase Agreement, convertible promissory notes, and share warrants.

Other Income / (Expense)

Other Income increased by $2.6 million representing a change of 410% for the three months ended September 30, 2024, compared to the same period in the prior year primarily due to the write back of certain provisions and liabilities of $3.8 million, and $0.7 million customer contracts write-off created as a Purchase price allocation at the time of acquisition of Global Insurance Management.

Other Income increased by $2.6 million representing a change of 368% for the six months ended September 30, 2024, compared to the same period in the prior year primarily due to $3.8 million write back of certain provisions and liabilities, and $0.7 million customer contracts write-off created as a Purchase price allocation at the time of acquisition of Global Insurance Management.

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

The following table reconciles our net loss reported in accordance with U.S. GAAP to Adjusted EBITDA for the three months ended September 30, 2024 and the same period in the prior year:

	For the three months ended September 30,
Particulars	2024	2023
Net loss	(21,831,405)	(31,121,257)
Adjusted for:
Other (income)/expense net	(3,252,528)	(637,492)
Interest (income)/expense	626,834	617,470
Fair value changes in financial instruments carried at fair value(1)	1,096,949	23,590,000
Tax (benefit)/expense	(181,264)	10,939
Depreciation and amortization	193,372	413,315
Stock based compensation expense	20,746,267	3,526,209
Non-cash expenses	351,130	-
Non-recurring expenses	105,725	-
Adjusted EBITDA	(2,144,920)	(3,600,816)

(1) Fair value changes in financial instruments are considered to be financing costs as they relate to convertible notes, share warrants and the Forward Purchase Agreement. These changes are non-cash as these changes in fair value are affected by the volatility of the Company’s share price.

The following table reconciles our net loss reported in accordance with U.S. GAAP to Adjusted EBITDA for the six months ended September 30, 2024 and the same period in the prior year:

	For the six months ended September 30,
Particulars	2024	2023
Net loss	(70,283,749)	(35,188,253)
Adjusted for:
Other (income)/expense net	(3,274,880)	(699,922)
Interest (income)/expense	1,448,520	835,424
Fair value changes in financial instruments carried at fair value(1)	18,249,009	23,590,000
Tax (benefit)/expense	(74,614)	33,350
Depreciation and amortization	673,721	780,853
Stock based compensation expense	46,977,256	3,526,209
Non-cash expenses	636,190	-
Non-recurring expenses	630,483	1,819,746
Adjusted EBITDA	(5,018,064)	(5,302,593)

(1) Fair value changes in financial instruments are considered to be financing costs as they relate to convertible notes, share warrants and the Forward Purchase Agreement. These changes are non-cash as these changes in fair value are affected by the volatility of the Company’s share price.

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

Liquidity and Capital Resources

Since our incorporation, we have financed our operations primarily through the issuance of equity, convertible instruments, debt (including working capital lines), and customer payments. As of September 30, 2024, we have raised an aggregate of $43.2 million, net of issuance costs, through the issuance of preferred stock of Roadzen (DE) and the issuance of convertible and non-convertible instruments. Our accumulated deficit stood at $222.3 million as of September 30, 2024, up from $151.5 million from March 31, 2024. These accumulated deficits stem from substantial operating losses which amounted to $41.6 million and $36.1 million, fair valuation losses of $55.4 million and $37.1 million, RSU vesting expenses of $103.3 million and $56.3 million, transaction costs arising from the Business Combination of $17.7 million and $17.7 million, and impairment of investment and intangible assets of $4.3 million and $4.3 million as of September 30, 2024 and March 31, 2024, respectively. We anticipate that we will continue to experience operating losses and generate negative cash flows from operations over an extended period due to the planned investments in our business. Consequently, we may need to secure additional capital resources to support the execution of our strategic initiatives for growing our business in the coming years.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	For the six months ended September 30,		Change amount
Particulars	2024	2023
Cash flow from operating activities:

Net loss including non-controlling interest	(70,283,749)	(35,188,253)	(35,095,496)
Adjustments for cash flow from operation	62,464,952	28,117,609	34,347,343
Changes in working capital	(3,432,368)	(8,057,165)	4,624,797
Net cash used in operating activities	(11,251,165)	(15,127,809)	3,876,644

Cash flow from investing activities:
Purchase of property, plant and equipment	39,443	(136,220)	175,663
Acquisition of businesses	-	(5,748,000)	5,748,000
Investment in mutual funds	193,606	-	193,606
Proceeds from forward purchase agreement	1,000,000
Net Cash used in investing activities	1,233,049	(5,884,220)	6,117,269

Cash flow from financing activities:
Proceeds from issue of preferred stock	-	6,079,409	(6,079,409)
Proceeds from long-term borrowings	-	2,805,418	(2,805,418)
Repayment of long-term borrowings	-	(569,207)	569,207
Net proceeds/(payments) from short-term borrowings	4,460,327	9,218,689	(4,758,362)
Net cash generated from financing activities	4,460,327	17,567,079	(13,106,752)

Operating Activities

Our largest sources of cash provided by operations are increases in accounts payables and payments received from our customers. Our primary uses of cash from operating activities include employee-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses and other overhead costs.

Net cash used in operating activities was $11.3 million for the six months ended September 30, 2024, compared to $15.1 million for the six months ended September 30, 2023. This consisted of a net loss of $70.3 million and net cash outflows of $3.4 million provided by changes in our operating assets and liabilities, and partially offset by non-cash charge add-backs of $62.5 million. The non-cash charges were primarily comprised of fair valuation losses of $18.2 million, stock based compensation of $47.0 million and depreciation/amortization of $0.7 million.

Investing Activities

Cash used in investing activities was $1.2 million for the six months ended September 30, 2024, which primarily consisted of $1 million received from the FPA and $0.2 million from sale of mutual fund (held for sale).

Financing Activities

We have generated negative cash flows from operations since our inception and have supplemented working capital through net proceeds from the issuance of convertible debt and preferred equity securities. Cash provided by financing activities was $4.5 million for the six months ended September 30, 2024, which primarily consisted of loans from banks and other parties.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2024

(1)
The amount of debt represents the carrying amount of borrowings (excluding interest) which the Company is obligated to repay in cash.

Description of Indebtedness:

Particulars		For thhe period ended September 30, 2024
	Total	Less than 1 Year	1-3 year	3-5 year	After
Debt(1)	23,735,560	22,404,472	1,289,815	41,273
Operating Leases(2)	1,058,723	357,464	329,480	182,254	189,525
Deferred Revenue	1,327,122	964,681	353,318	9,123
Accounts Payable & accrued expenses	34,134,516	34,134,516
Total	60,255,921	57,861,133	1,972,613	232,650	189,525

(1)
The amount of debt represents the carrying amount of borrowings (excluding interest) which the Company is obligated to repay in cash.

	As of September 30, 2024		As of March 31, 2024
Particulars	Long Term Borrowings	Short Term Borrowings	Long Term Borrowings	Short Term Borrowings
Loans from banks	121,796	236,173	112,169	781,455
Secured debentures	2,203,787		2,214,754
Convertible debenture	1,226,560		1,374,481
Current portion of long-term borrowings	(2,221,055)	2,221,055	(2,228,471)	2,228,471
Loan from Related Parties		1,080,444		1,096,109
Loan from Others		18,866,800		13,877,265
	1,331,088	22,404,472	1,472,933	17,983,300

(2)
The Company leases office space under non-cancelable operating lease agreements, which expire on various dates through September 2028. The operating lease includes $303,701 of imputed interest due to implementation of ASC-842.

Operating Lease Commitment:

Particulars	Long Term Borrowings
Operating Leases:
Other current liabilities	397,957
Operating lease liabilities	379,697
Total operating lease liabilities	777,654

Senior Secured Mizuho Notes

On June 30, 2023, Roadzen entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Mizuho Securities USA LLC (“Mizuho”), as administrative agent and collateral agent, and as a purchaser, pursuant to which Mizuho purchased an aggregate principal amount of $7,500,000 of senior secured notes (the "Mizuho Notes"). The Mizuho Notes bear interest at a rate of 15.0% per annum, which will automatically increase by 5% if we fail to prepay the Mizuho Notes upon the occurrence of certain mandatory prepayment events as set forth in the Note Purchase Agreement. The Mizuho Notes were originally scheduled to mature on June 30, 2024. On June 30, 2024, Mizuho granted to the Company a waiver of payment until July 31, 2024. On July 26, 2024, the Company entered into Amendment No. 1 to the senior secured notes, providing for an additional $4 million in principal amount to a total of $11.5 million, and an extension of the maturity date to December 31, 2024. Terms of the notes are otherwise the same as the original notes issued in June 2023, including an interest rate of 15% per annum, and did not require any additional warrants.

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

Secured, Non-Convertible 2022 Debentures

One of our material subsidiaries issued Secured, Non-Convertible Debentures with NP1 Capital Trust with an aggregate principal amount of $3.7 million during the FY. 22-23 with varying maturity dates between January 2024 and July 2024 and interest rates ranging from 19.25% to 20.00% per annum. The principal outstanding as on September 30, 2024 is $2.22 million. On September 30, 2024 the Company entered into an amendment agreement restructuring the principal repayments and extending the maturity date to March 31, 2025.

Debt Exchange

In July 2024, the Company announced it was kicking off a balance sheet reconstitution program aimed at strengthening and simplifying its balance sheet, while addressing the legacy overhang inherited through the going-public process. To start this program, the Company agreed to convert $2.5 million of its accounts payables and $0.9 million of its short term borrowings due to entities affiliated with its Chairman and CEO into equity.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

Other than as previously disclosed in a Current Report on Form 8-K, none.

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
4.2

Amended and Restated Senior Secured Note, dated July 26, 2024 (incorporated by reference to Exhibit 4.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on July 31, 2024)

4.3

Amendment No. 1 to the Senior Secured Note Purchase Agreement, dated July 26, 2024 (incorporated by reference to Exhibit 4.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on July 31, 2024)

10.1

Form of Binding Term Sheets dated as of July 18, 2024 (incorporated by reference to Exhibit 10.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on July 23, 2024)

10.2

Form of Lock-Up Amendment (incorporated by reference to Exhibit 10.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on September 27, 2024)

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

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADZEN INC.

By:	/s/ Rohan Malhotra
Name: Rohan Malhotra
Title: Chief Executive Officer (principal executive officer)

ROADZEN INC.

By:	/s/ Jean-Noël Gallardo
Name: Jean-Noël Gallardo
Title: Chief Financial Officer (principal financial officer)

Dated: November 13, 2024