Form 10-Q
period 2024-12-31
Roadzen Inc.
filed 2025-02-12
CIK 1868640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 12, 2025, there were 74,190,986 Ordinary Shares, $0.0001 par value per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Roadzen Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in $, except per share data and share count)

The accompanying notes are an integral part of these consolidated financial statements

.

Particulars		As of December 31,	As of March 31,
	Notes	2024	2024
Assets
Current assets:
Cash and cash equivalents	3	5,812,935	11,186,095
Accounts receivable, net	4	2,872,912	3,652,380
Inventories		114,504	70,667
Prepayments and other current assets	5	17,122,299	34,426,335
Investments		71,316	507,094
Total current assets		25,993,966	49,842,571
Non current assets
Restricted cash		17,056	378,993
Non marketable securities	6	1,514,796	1,514,796
Property and equipment, net	7	202,092	454,589
Goodwill	18	2,038,911	2,061,553
Operating lease right-of-use assets		915,922	822,327
Intangible assets, net	8	1,101,975	2,989,604
Other long-term assets	9	217,292	71,913
Total assets		32,002,010	58,136,346

Liabilities and stockholders' deficit
Current liabilities
Current portion of long-term borrowings	13	3,291,078	2,228,471
Short-term borrowings	13	19,392,410	15,754,829
Accounts payable and accrued expenses		33,507,926	38,492,487
Derivative warrant liabilities		3,122,987	5,585,955
Short-term operating lease liabilities		361,712	358,802
Other current liabilities	11	1,687,329	3,231,962
Total current liabilities		61,363,442	65,652,506
Long-term borrowings	13	117,121	1,472,933
Long-term operating lease liabilities		354,766	268,856
Other long-term liabilities	14	641,084	1,241,917
Total liabilities		62,476,413	68,636,212

Shareholders' deficit
Ordinary Shares and additional paid in capital, $0.0001 par value per share, 220,000,000 shares authorized as of December 31 2024 and March 31, 2024; 71,968,686 and 68,440,829 shares outstanding as of December 31, 2024 and March 31, 2024 respectively		90,916,130	84,974,378
Accumulated deficit		(223,731,995)	(151,008,419)
Accumulated other comprehensive income/(loss)		(788,567)	(600,501)
Other components of equity		103,684,947	56,560,706
Total shareholders’ deficit		(29,919,485)	(10,073,836)
Non-controlling interest		(554,918)	(426,030)
Total deficit		(30,474,403)	(10,499,866)
Total liabilities and Shareholders’ deficit, Non-controlling interest		32,002,010	58,136,346

Roadzen Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in $, except per share data and share count)

	For the three months ended December 31,		For the nine months ended December 31,
Particulars	2024	2023	2024	2023
Revenue	12,086,286	15,641,441	32,891,901	36,722,932
Costs and expenses:
Cost of services	4,275,787	6,816,794	14,920,847	15,665,565
Research and development	249,635	1,876,839	3,535,778	3,052,244
Sales and marketing	7,659,408	11,137,159	21,538,665	24,663,562
General and administrative	2,770,320	26,676,170	49,027,468	34,855,630
Depreciation and amortization	299,949	451,773	973,670	1,232,626
Total costs and expenses	15,255,099	46,958,735	89,996,428	79,469,627
Loss from operations	(3,168,813)	(31,317,294)	(57,104,527)	(42,746,695)
Interest income/(expense)	(1,085,326)	(723,561)	(2,533,846)	(1,558,985)
Fair value gains/(losses) in financial instruments carried at fair value	1,722,864	1,220,362	(16,526,145)	(22,369,638)
Other income/(expense) net	(60,082)	83,347	3,214,798	783,269
Total other income/(expense)	577,456	580,148	(15,845,193)	(23,145,354)
(Loss)/Income before income tax expense	(2,591,357)	(30,737,146)	(72,949,720)	(65,892,049)
Less: income tax (benefit)/expense	(9,068)	(126,732)	(83,682)	(93,382)
Net (loss)/income before non-controlling interest	(2,582,289)	(30,610,414)	(72,866,038)	(65,798,667)
Net loss attributable to non-controlling interest, net of tax	(64,599)	(40,795)	(131,284)	(108,004)
Net (loss)/income attributable to Roadzen Inc.	(2,517,690)	(30,569,619)	(72,734,754)	(65,690,663)
Net (loss)/income attributable to Roadzen Inc. ordinary shareholders	(2,517,690)	(30,569,619)	(72,734,754)	(65,690,663)
Basic and diluted	(0.04)	(0.45)	(1.06)	(1.82)
Weighted-average number of shares outstanding used to compute net loss per share attributable to Roadzen Inc. ordinary shareholders	68,882,560	68,440,829	68,588,608	36,144,311

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in $, except per share data and share count)

	For the three months ended December 31,		For the nine months ended December 31,
	2024	2023	2024	2023
Net (loss)/income	(2,517,690)	(30,569,619)	(72,734,754)	(65,690,663)
Net loss per share attributable to Roadzen Inc. common stockholders	(2,517,690)	(30,569,619)	(72,734,754)	(65,690,663)
Basic and diluted	(0.04)	(0.45)	(1.06)	(1.82)
Weighted-average number of shares outstanding used to compute net loss per share attributable to Roadzen Inc. common stockholders	68,882,560	68,440,829	68,588,608	36,144,311
Other comprehensive income, net of tax:
Changes in foreign currency translation reserve	482,318	(191,457)	289,746	111,943
Less: changes in foreign currency translation reserve attributable to non-controlling interest	4,150	697	2,396	746
Other comprehensive income (loss) attributable to Roadzen Inc. ordinary shareholders	478,168	(192,154)	287,350	111,197
Total comprehensive loss attributable to Roadzen Inc. ordinary shareholders	(2,039,522)	(30,761,773)	(72,447,404)	(65,579,466)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Condensed Consolidated Statement of Shareholders' deficit (Unaudited)

(in $, except per share data and share count)

			Shareholders' deficit
	Convertible preferred stock		Ordinary shares and additional paid in capital		Accumulated	Debenture Redemption	Stock based compensation	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Shares	Amount	deficit	Reserve		loss	deficit
Balance as of April 1, 2023	1,465,100	48,274,279	606,425	303,213	(51,448,299)	366,786	—	(66,903)	(50,845,203)
Adjustments:
Retroactive application of Business Combination (Note 3)	38,403,073	—	15,895,559	—	—	—	—	—	—
Balance as of April 1, 2023	39,868,173	48,274,279	16,501,984	303,213	(51,448,299)	366,786	—	(66,903)	(50,845,203)
Issuance of Series A1 stock during the period through rights issue	780,410	4,445,027	—	—	—	—	—	—	—
Issuance of Series A1 stock during the period through conversion of loan	467,446	2,662,590	—	—	—	—	—	—	—
Net profit attributable to common stockholders	—	—	—	—	(4,039,244)	—	—	—	(4,039,244)
Other comprehensive income	—	—	—	—	—	—	—	(35,538)	(35,538)
Balance as of June 30, 2023	41,116,029	55,381,896	16,501,984	303,213	(55,487,543)	366,786	—	(102,441)	(54,919,985)
Adjustments:
Issuance of Series A1 stock during the period through rights issue	778,506	4,434,382	—	—	—	—	—	—	—
Movement attributable to stock based Compensation Reserve							3,526,209		3,526,209
Net profit attributable to common stockholders	—	—	—	—	(31,081,800)	—		—	(31,081,800)
Impact of issuance/repayment of debenture	—	—	—	—	45,112	(45,112)	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	338,889	338,889
Conversion of redeemable convertible preferred stock into common stock upon Business Combination	(41,894,535)	(59,816,278)	41,894,536	59,816,278	—	—	—	—	59,816,278
Issuance of common stock upon Business Combination	—	—	10,044,309	24,860,834	—	—	—	—	24,860,834
Balance as of September 30, 2023	—	—	68,440,829	84,980,325	(86,524,231)	321,674	3,526,209	236,448	2,540,425
Net profit attributable to ordinary shareholders	—	—	—	—	(30,569,619)	—	—	—	(30,569,619)
Other comprehensive income	—	—	—	—	—	—	—	(192,154)	(192,154)
Movement attributable to stock based Compensation Reserve	—	—	—	—	—	—	27,253,455	—	27,253,455
Impact of issuance/repayment of debenture	—	—	—	—	59,192	(59,192)	—	—	-
Balance as of December 31, 2023	—	—	68,440,829	84,980,325	(117,034,658)	262,482	30,779,664	44,294	(967,893)

Balance as of April 1, 2024	—	—	68,440,829	84,974,378	(151,008,419)	257,571	56,303,135	(600,501)	(10,073,836)
Movement attributable to stock based Compensation Reserve							26,230,989		26,230,989
Net profit attributable to ordinary shareholders	—	—	—	—	(48,407,025)	—	—	—	(48,407,025)
Other comprehensive income	—	—	—	—	-	—	—	(284,598)	(284,598)
Balance as of June 30, 2024	—	—	68,440,829	84,974,378	(199,415,444)	257,571	82,534,124	(885,099)	(32,534,470)
Balance as of July 1, 2024	—	—	68,440,829	84,974,378	(199,415,444)	257,571	82,534,124	(885,099)	(32,534,470)
Movement attributable to stock based Compensation Reserve							20,746,267		20,746,267
Net profit attributable to ordinary shareholders	—	—	—	—	(21,810,039)	—	—	—	(21,810,039)
Other comprehensive income	—	—	—	—	-	—	—	(190,818)	(190,818)
Balance as of September 30, 2024	—	—	68,440,829	84,974,378	(221,225,483)	257,571	103,280,391	(1,075,917)	(33,789,060)
Balance as of October 1, 2024	—	—	68,440,829	84,974,378	(221,225,483)	257,571	103,280,391	(1,075,917)	(33,789,060)
Net profit attributable to ordinary shareholders	—	—	—	—	(2,517,690)	—	—	—	(2,517,690)
Other comprehensive income	—	—	—	—	—	—	—	287,350	287,350
Movement attributable to stock based Compensation Reserve	—	—	—	—	—	—	158,163	—	158,163
Impact of issuance/repayment of debenture	—	—	—	—	11,178	(11,178)	—	—	-
Issuance of ordinary shares	—	—	3,527,857	5,941,752	—	—	—	—	5,941,752
Balance as of December 31, 2024	—	—	71,968,686	90,916,130	(223,731,995)	246,393	103,438,554	(788,567)	(29,919,485)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in $)

	For the nine months ended
Particulars	December 31, 2024	December 31, 2023

Cash flows from operating activities
Net loss including non controlling interest	(72,866,038)	(65,798,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	973,670	1,232,626
Stock based compensation	47,135,419	30,779,664
Deferred income taxes	(221,135)	36,283
Unrealised foreign exchange loss/(profit)	17,102	628,435
Fair value losses in financial instruments carried at fair value	16,526,145	22,369,638
Gain on fair valuation of investments	-	(1,812)
Expected credit loss (net of reversal)	185,903	208,264
Balances written off/(back)	(3,194,072)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Inventories	(45,899)	30,013
Income taxes, net	-	19,286
Accounts receivables, net	584,063	2,412,838
Prepayments and other assets	(2,443,471)	(24,935,177)
Accounts payable and accrued expenses and other current liabilities	653,566	19,656,629
Other liabilities	(1,736,497)	(1,219,411)
Net cash used in operating activities	(14,431,244)	(14,581,391)

Cash flows from investing activities
(Purchase)/Sale of property, plant and equipment	(50,418)	(423,575)
Acquisition of businesses	-	(5,749,203)
(Investment)/Proceeds from mutual funds	472,140	(500,000)
Proceeds from forward purchase agreement	1,000,000	-
Net cash used in investing activities	1,421,722	(6,672,778)

Cash flows from financing activities
Proceeds from business combination	-	32,770
Proceeds from issue of preferred stock	-	6,079,409
Proceeds from issue of Ordinary Shares	2,503,752	-
Proceeds from long-term borrowings	-	2,806,638
Net proceeds/(payments) from long-term borrowings	26,047	(1,025,884)
Net proceeds/(payments) from short-term borrowings	4,703,098	10,702,721
Net cash generated from financing activities	7,232,897	18,595,654
Effect of exchange rate changes on cash and cash equivalents	41,528	108,532
Net (decrease)/increase in cash and cash equivalents (including restricted cash)	(5,735,097)	(2,549,983)
Cash acquired in business combination	-	11,252,546
Cash and cash equivalents at the beginning of the period (including restricted cash)	11,565,088	1,131,830
Cash and cash equivalents at the end of the period (including restricted cash)	5,829,991	9,834,394

Reconciliation of cash and cash equivalents
Cash and cash equivalents	5,812,935	9,406,697
Restricted cash	17,056	427,697
Total cash and cash equivalents	5,829,991	9,834,394

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	1,472,564	174,934
Cash paid for income taxes, net of refunds	-	-
Non-cash investing and financing activities
Convertible preferred stock issued on conversion of convertible notes	-	-
Consideration payable in connection with acquisitions	488,000	1,850,384
Interest accrued on borrowings	508,891	451,805

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

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of Ordinary Shares issued to Roadzen (DE) common stockholders, Roadzen (DE) convertible preferred stockholders and holders of Vahanna ordinary shares not redeemed in connection with the Redemption. As such, the shares and corresponding capital amounts and earnings per share related to Roadzen (DE) convertible preferred stock, the common stock of Roadzen (DE) and Vahanna Ordinary Shares not redeemed in connection with the Redemption prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

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

The Company has experienced operating losses in current and preceding periods. As of December 31, 2024 and 2023, the Company also has negative operating cash flows and negative working capital position. These events among others, raise substantial doubt over the Company’s ability to continue as a going concern for a reasonable period of time. The Company expects to have ongoing requirements for capital investment to implement its business plans to achieve revenue growth forecast, control operating costs, and meet cash flow requirements. The Company’s ability to continue as a going concern is dependent upon, among other things, the Company's mitigation plan to (i) raise additional funds from existing or new credit facilities (ii) receive funds by raising additional share capital and/or (iii) re-structure existing liabilities.

The Company has undertaken multiple initiatives to achieve these goals, including agreeing the terms to convert certain liabilities into equity and working to restructure and convert other current liabilities into equity or long-term notes. The Company has also filed a shelf registration statement on Form S-3 with the SEC, under which it sold equity through two separate transactions, raising gross proceeds of $2,875,000 in December 2024 and $5,000,175 in January 2025, and is pursuing potential financing opportunities. The Company's plans may change as a result of many factors currently unknown.

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

d)
Reclassifications

During the nine months ended December 31, 2024, the Company has reclassified certain expenses related to its India brokerage operations to better align with their true nature and industry practice. These expenses, initially categorized under Cost of Services, have been reclassified to Sales & Marketing expenses during the current quarter. This reclassification is based on the recognition that these costs are primarily associated with marketing and sales efforts, including advertising, promotions, and customer acquisition, which more accurately reflect the Company's efforts to drive revenue.

To maintain consistency and comparability, the Company has also adjusted the comparative financial statements of prior periods to conform to the current period presentation. Accordingly, the Company has reclassified $1,029,330 from Cost of Services to Sales & Marketing in the nine months ended December 31, 2024 and $192,285 in the nine months ended December 31, 2023.

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

i)
Restricted cash and cash equivalents

Restricted cash and cash equivalents are pledged as security for contractual arrangements. Restricted cash and cash equivalents are classified as current and noncurrent assets based on the term of the remaining restriction. The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets amounts are as follows:

	December 31, 2024	March 31, 2024
Cash and cash equivalents	5,812,935	11,186,095
Restricted cash and cash equivalents—current	—	—
Restricted cash and cash equivalents—non-current	17,056	378,993

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

3. Cash, cash equivalents and restricted cash

	As of December 31, 2024	As of March 31, 2024
Balances with banks
In current accounts	5,805,107	11,183,189
Cash in hand	7,828	2,906
	5,812,935	11,186,095

Restricted cash and cash equivalents (non - current)	17,056	378,993

4. Accounts receivables, net

	As of December 31, 2024	As of March 31, 2024
Accounts receivable	3,391,098	3,997,591
Less: allowance for credit losses	(518,186)	(345,211)
Accounts receivable, net	2,872,912	3,652,380

The following table provides details of the Company's allowance for credit accounts:

Balance, beginning of period	345,211	13,726
Additions charged	185,455	301,309
Existing allowance in acquired entities	—	43,902
Reversal of existing allowance	—	—
Effect of exchange rate changes	(12,480)	(13,726)
Balance, end of period	518,186	345,211

5. Prepayments and other current assets

	As of December 31, 2024	As of March 31, 2024

Balance with statutory authorities	2,005,828	1,462,119
Unbilled revenue	3,393,603	1,821,134
Advances given (net of doubtful advances of $2,239,160 as of December 31, 2024 and $2,299,569 as of March 31, 2024)	1,812,411	672,716
Other receivables (net of doubtful receivables of $2,800,000 as of December 31, 2024 and $2,800,000 as of March 31, 2024)	-	6,829
Prepayments	1,202,952	1,613,407
Forward purchase agreement	8,628,301	28,784,993
Deposits	79,204	65,137
	17,122,299	34,426,335

i) Advances given include:

a)
$1,261,855 and $244,087 of advances to suppliers as of December 31, 2024 and March 31, 2024, respectively.
b)
$237,519 and $119,220 of advances to employees as of December 31, 2024 and March 31, 2024, respectively. Advances to employees include related party balances of $75,248 and $54,082 as of December 31, 2024 and as of March 31, 2024 respectively.
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

The Forward Purchase Agreement represents the recognition of the cash payments to the Seller of $41.2 million (including prepayment of $41.15 million and the reimbursable transaction cost of $0.05 million) and the Forward Purchase agreement with regard to 3,138,628 shares (recycled shares) and 702,255 shares (FPA subscription shares).The fair value of the Forward Purchase agreement is comprised of the Prepayment Amount (as defined in the FPA, $41.2 million) and is reduced by the economics of the downside provided to the Sellers ($32.6 million) and the estimated consideration payment at the Cash Settlement Payment Date ($8.6 million). During the nine months ended December 31, 2024, an additional $1 million was received from the Seller, bringing the total cash receipts to $4.8 million. The Forward Purchase Agreement asset was adjusted as a result, and will continue to be re-measured at fair value in future periods. The Forward purchase agreement are treated as a Financial Instrument and revalued at each reporting date with the corresponding earnings / (loss) reflected in the consolidated statements of operations as a change in fair value of the Forward Purchase Agreement.

Assumptions used in calculating estimated fair value of the Forward Purchase Agreement as of December 31, 2024 are as follows:

Volatility	61.24%
Risk-free rate	4.58%
Dividend yield	0.00%
Strike price	10.77
Remaining term (years)	0.25 year

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

7. Property and equipment, net

The components of property and equipment, net were as follows:

	As of December 31, 2024	As of March 31, 2024
Computers	710,681	660,504
Office equipment	436,537	422,046
Furniture & fixtures	285,804	162,851
Electrical equipment	30,808	30,972
Leasehold improvements	31,182	31,736
Total	1,495,012	1,308,109
Less: accumulated depreciation	(1,292,920)	(853,520)
Property and equipment, net	202,092	454,589

The Company capitalized $204,638 (net of disposal, transfer, and CTA impact of $0, $202,348, and $(2,292), respectively) for the period ended December 31, 2024, and $687,130 (net of disposal and CTA impact of $106 and $(1,180), respectively) for the year ended March 31, 2024. Of the total capitalized amount, $396,123 pertains to the acquisition of FA Premium Insurance Broking Pvt. Ltd., Global Insurance Management Limited, and National Automobile Club for the year ended March 31, 2024.

During the year ended March 31, 2024, the Company ceased to hold board control over Peoplebay Consultancy Services Private Limited and FA Events & Media Private Limited and FA Premium Insurance Private Limited, effective January 1, 2024. As a result, property and equipment amounting to $73,641 were derecognized.

Additionally, the Company capitalized $50,177 and $28,008 towards computers for the period ended December 31, 2024, and March 31, 2024, respectively. Depreciation expense related to property and equipment totaled $97,272 and $152,113 for the period ended December 31, 2024, and March 31, 2024, respectively, of which $30,135 and $77,422 were attributable to computers.

8. Intangible assets, net

	As of December 31, 2024	As of March 31, 2024
Software for internal use	8,273,748	8,583,145
Customer contracts - (refer note 18)	1,127,474	2,299,835
Intangible assets under development	662,777	439,374
Intellectual property	150,588	153,487
Trademark	53	54
Total	10,214,640	11,475,895
Less: accumulated depreciation and amortization	(9,069,023)	(8,442,649)
Less: impairment loss	(43,642)	(43,642)

Intangible assets, net	1,101,975	2,989,604

During the period ended December 31, 2024, the Company derecognized intangible assets worth $1,261,255 (out of which customer contracts with Global Insurance Management worth $1,157,920 and accumulated amortization of $389,714 associated with these contracts were written off on account of no future economic benefits out of contracts that existed at the time of acquisition of these entities.). Further, the Company derecognized software of $309,397 and wrote off accumulated amortization of $215,489 associated with these software and capitalized intangible assets under development worth $223,403.

During the year ended March 31, 2024, the Company acquired intangible assets worth $4,955,565 related to FA Premium Insurance Broking Pvt. Ltd., Global Insurance Management Limited and National Automobile Club. Since the Company ceases to hold board control over Peoplebay Consultancy Services Private Limited, FA Events & Media Private Limited and FA Premium Insurance Private Limited with effect from January 1, 2024, as a result intangible assets worth $2,017,117 have been derecognized and impairment & amortization on customer contract of $335,185 has been reversed.

The Company performed qualitative assessment for intangible assets and indicated that it was more likely than not that the carrying value of the acquired entities exceeded its fair value, therefore, it did not result in an impairment.

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For Period Ended December 31, 2024:	Amount
2025	171,937
2026	231,894
2027 and thereafter	35,367

9. Other long-term assets

	As of December 31, 2024	As of March 31, 2024
Deposits	12,398	12,672
Advances	176,887	34,685
Interest accrued	2,438	2,503
Deferred tax assets (refer note 23)	25,569	22,053
	217,292	71,913

10. Accounts payable and accrued expenses

	As of December 31, 2024	As of March 31, 2024
Accounts payable	18,559,163	22,795,847
Accrued expenses	9,996,637	5,916,896
Amounts due to employees	671,476	860,895
Due to insurer	4,280,650	8,918,849
	33,507,926	38,492,487

1)
Accounts Payable includes certain Accounts Payable assumed by Roadzen (DE) in connection with the Business Combination amounting to $13,876,479 and $17,422,094 as of December 31, 2024 and March 31, 2024 respectively. Accrued expenses included the amount of $0.51 million on account of interest due but not paid.
2)
Amount due to employees consists of reimbursements and salaries payable. The total includes related parties balance of $68,829 and $95,971 as of December 31, 2024 and as of March 31, 2024, respectively.
3)
Sum due to insurer represents the net amounts of premium due to insurer based on the respective contract with each insurer. The net amount due is equal to the gross written premium less the Company’s commission for policies that have reached their effective date. Sum due to insurer is $4,280,650 as of December 31, 2024, which represents funds from the insurer to meet working capital requirements/contingencies arising out of claim settlement.

11. Other current liabilities

Other current liabilities consist of the following:

	As of December 31, 2024	As of March 31, 2024
Statutory liabilities	284,582	1,252,384
Deferred revenue	849,087	656,968
Advances from customers	9,959	445,696
Retirement benefits	16,578	14,128
Other payables	527,123	862,786
	1,687,329	3,231,962

Other Payables include consideration of $488,000 payable on acquisition of National Automobile Club as of December 31, 2024 and as of March 31, 2024

12. Derivative warrant liabilities

Fair valuation of warrants issued to lenders as a part of a senior secured note agreement entered into between Roadzen (DE) and Mizuho Securities USA LLC ("Mizuho") as administrative agent amounted to $3,122,987. Each warrant grants the holder the right to purchase one Ordinary Share of the Company at an exercise price of $0.001 with a cashless settlement option where the difference between the exercise price and the market price would be paid to the warrant holder in the form of Ordinary Shares. Since the Company has Warrants traded under the symbol RDZNW, market price method was used to compute the fair market value on the reporting date. The warrants issued are recognized as derivative liabilities and were initially measured using the Black-Scholes model and are subsequently re-measured at each reporting period with changes recorded in consolidated statements of operation. As per the agreement entered into, if the principal and interest payments are not made as per the repayment schedule, the Company is obliged to issue warrants in the sequence below. On May 14, 2024, as required by the terms of this agreement, the Company issued to Mizuho a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.0001 per share.

Milestone (days past due)	Warrants Shares based on fully diluted Ordinary Shares of the Company as of the issuance date
180 days	1.00%
210 days	1.17%
240 days	1.33%
270 days	1.50%
300 days	1.67%
330 days	1.83%
360 days	2.50%

The assumptions used in calculating estimated fair value of the warrant due as of December 31, 2024 is as follows:

Closing price	$2.18
Risk Free rate	4.38%
Dividend Yield	0%
Volatility	186.04%
Expected Life of the option	3.25 years

13. Borrowings

A.
Long-term borrowings consist of the following:

	As of December 31, 2024	As of March 31, 2024
Loans from banks (note a)	138,216	112,169
Secured debentures (note b)	2,062,980	2,214,754
Convertible debenture (note c)	1,207,003	1,374,481
Less: current portion of long-term borrowings	(3,291,078)	(2,228,471)
	117,121	1,472,933

a)
Loan from banks:

Particulars	Interest rate	Maturity date	Amount outstanding
Long-term borrowings from banks	8.75%	10-Aug-30	99,383
Long-term borrowings from banks	9.00%	1-May-29	15,736
Long-term borrowings from banks	8.85%	1-Oct-29	23,097
			138,216

The above loans are vehicle loans and secured by way of hypothecation against the vehicle for which each loan is granted.

b)
Secured debentures:

Particulars	Interest rate	Maturity date	Amount outstanding
N1 Series Debentures	19.50%	31-Mar-25	538,518
N2 Series Debenture	19.50%	31-Mar-25	304,975
N3 Series Debentures	19.25%	31-Mar-25	381,570
N4 Series Debentures	20.00%	31-Mar-25	837,916
			2,062,980

The debentures are secured by a subordinated lien on intellectual property, current assets and movable property and equipment of certain material foreign subsidiaries.

During the quarter ended September 30, 2024, the Company has entered into a modification arrangement with the debenture holders, resulting in changes to the repayment terms for the following series of debentures:

Particulars	Original terms (Months)	Modified Terms (Months)
N1 Series Debentures	24	34
N2 Series Debenture	24	32
N3 Series Debentures	18	28
N4 Series Debentures	13	27

c)
Convertible debenture

During the period ended December 31, 2024, the Company has outstanding $1.10 million unsecured convertible debentures to different parties which have maturity date of December 15, 2025. The instruments carry an interest rate of 13% per annum, unless otherwise specified, as below.

Redemption/Conversion

On Maturity

If any amount of principal or interest under the notes remain outstanding on the maturity date, the Company shall repay the principal together with payment of accrued interest.

Optional Conversion

The unpaid principal amount of this debenture (together with all accrued but unpaid interest thereon) shall be convertible, in whole or in part, at the option of the Holder at any time prior to the payment in full of the principal amount of this Debenture, into such number of Ordinary Shares as is determined by dividing the principal amount of the Debenture so converted (together with all accrued but unpaid interest thereon) by the conversion price of $8.50, determined by the greater of (i) the volume-weighted average price of RDZN for the thirty (30) trading day period immediately preceding December 15, 2024 and (ii) 85% of the Conversion Price then in effect, resulting in an optional conversion into 129,411 Ordinary Shares.

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

The assumptions used in calculating estimated fair value of warrants due as of June 30, 2024 are as follows:

Risk free rate	4.38%
Volatility	186.04%
Annual Interest rate	13%
Conversion Price	$10

d. As of December 31 2024, the aggregate maturities of long-term borrowings are as follows:

Period ending March 31, 2025	2,084,075
Period ending March 31, 2026	1,230,108
Period ending March 31, 2027	25,216
Period ending March 31, 2027 onwards	68,800
3,408,199

B.
Short-term borrowings

	As of December 31, 2024	As of March 31, 2024
Loans from banks (note a)	263,970	781,455
Loans from related parties	626,554	1,096,109
Loans from others (note b)	18,501,886	13,877,265
	19,392,410	15,754,829
a)
Loans from banks and others

Particulars	Weighted average borrowing rate
Short-term borrowings from banks and others	14.91%

b) Loans from others

1.
During the quarter ended June 30, 2023, Roadzen (DE) entered into a $7.5 million senior secured notes agreement with Mizuho as a lender and administrative agent, which originally had a maturity date of 30 June, 2024. On May 14, 2024, as required by the terms of this senior secured notes agreement, the Company issued to the lender, a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.0001 per share. On July 26, 2024, the Company entered into Amendment No. 1 to the senior secured notes, providing for an additional $4 million in principal amount to a total of $11.5 million, and an extension of the maturity date to December 31, 2025. Terms of the notes are otherwise the same as the original notes issued in June 2023, including an interest rate of 15% per annum, and did not require any additional warrants.
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
3.
During the quarter ended December 31, 2023, Good Insurance Brokers Private Limited secured loan facilities from two financial institutions. A loan of $0.33 million was obtained from Mufin Green Finance Ltd., bearing an interest rate of 17.5%, with repayments scheduled in monthly installments up to November 2024. As of December 31, 2024 the loan taken from Mufin Green Finance Ltd is fully settled. Additionally, a loan of $0.83 million was obtained from Hindon Mercantile Ltd., carrying an interest rate of 21%, with the principal amount repayable in bullet payments within 60 days from the date of each disbursement.
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

Fair Value of the Warrants:

Closing price	$0.15
Open price	$0.16
High	$0.16
Low	$0.15

14. Other long-term liabilities

	As of December 31, 2024	As of March 31, 2024
Retirement benefits	314,991	250,399
Deferred tax liability	42,308	263,665
Deferred revenue	283,785	727,853
	641,084	1,241,917

15. Ordinary Shares

- As of December 31, 2024, the Company was authorized to issue 220,000,000 ordinary shares, $0.0001 par value.

- The holders of Ordinary Shares are entitled to receive dividends as declared from time to time and are entitled to one vote per share at meetings of the Company. In the event of liquidation, the holders of Ordinary Shares are eligible to receive an equal share in the distribution of the surplus assets of the Company based on their percent of ownership.

- As of December 31, 2024 and March 31, 2024, the Company's Ordinary Shares outstanding were 71,968,686 and 68,440,829 respectively.

The following table summarizes the Company’s Ordinary Shares reserved for future issuance on an as-converted basis:

	As of December 31, 2024	As of March 31, 2024
Conversion of outstanding redeemable convertible instruments	129,411	137,448
Remaining shares available for future issuance under the Company's equity incentive plan	9,714,986	9,707,928
Warrants	21,883,972	21,045,965

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

As of December 31, 2024, there were 10,004,994 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. Each whole warrant entitles the registered holder to purchase one Ordinary Share at a price of $11.50 per share. The Public Warrants became exercisable as of October 20, 2023. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the outstanding Public Warrants and Private Placement Warrants:

•
at a price of $0.001 per warrant;
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

As of December 31, 2024, there were 9,152,087 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Pursuant to the terms of a Securities Purchase Agreement entered into among the Company, Supurna VedBrat and Krishnan-Shah Family Partners, LP on March 28, 2024 (the “March 2024 SPA”), on April 22, 2024, the Company issued warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP, on June 20, 2024, the Company issued warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat, and on October 27, 2024 the Company issued warrants to purchase an additional 50,000 Ordinary Shares to Ms. VedBrat as per the terms of the agreement (such warrants collectively the “March 2024 SPA Warrants"). Each March 2024 SPA Warrant will be exercisable at any time during the period commencing on March 28, 2025 (or earlier under certain circumstances described in the March 2024 SPA Warrants) (as applicable, the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of the Company, if earlier). The exercise price of the March 2024 SPA Warrants is equal to 80% of the lower of (i) the volume weighted average price (the “VWAP”) of the Ordinary Shares, as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding pursuant to the March 2024 SPA, (ii) the opening price of any public offering of straight equity securities of the Company occurring within six months after the issue date of the March 2024 SPA Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. Ms. VedBrat is a director of the Company. Ajay Shah, another director of the Company, and his wife, are trustees of the general partner of the Krishnan-Shah Family Partners, LP.

On May 14, 2024, as required by the terms of this senior secured notes agreement entered with Mizuho in June 30, 2023, the Company issued to Mizuho a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.0001 per share (the "Mizuho Warrants").

On December 15, 2024 company entered into an underwriting agreement with ThinkEquity LLC and as required by the terms of this agreement, the Company issued warrants to purchase 115,000 shares of the Company at an exercise price of $1.5625 per share (the "Dec ThinkEquity Warrant Shares").

As of December 31, 2024, there were 150,000 March 2024 SPA Warrants, 1,432,517 Mizuho Warrants and 115,000 Dec ThinkEquity Warrant Shares outstanding.

17. Revenue

The following table summarizes revenue by the Company's service offerings:

	For the three months ended December 31, 2024	For the three months ended December 31, 2023	For the nine months ended December 31, 2024	For the nine months ended December 31, 2023
Revenue from services
Commission and Distribution Income	7,237,276	8,157,336	16,237,361	17,617,282
Income from Insurance as a Service	4,849,010	7,484,105	16,654,540	19,105,650
	12,086,286	15,641,441	32,891,901	36,722,932

There were three customers that individually represented 21%, 12% and 11% of the Company’s revenue for the period ended December 31, 2024 and one customer that represented 24% of the Company's accounts receivable balance as of December 31, 2024.

There was one customer that represented 45% of the Company’s revenue for the year ended March 31, 2024 and two customers that individually represented 28% and 18% of the Company’s accounts receivable balance as of March 31, 2024.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	For the nine months ended December 31, 2024	For the nine months ended December 31, 2023
Contract liabilities
Deferred revenue	1,132,872	656,968
Total contract liabilities	1,132,872	656,968
Contract assets
Unbilled revenue	3,393,603	1,821,134
Total contract assets	3,393,603	1,821,134

The Company records deferred revenues when cash payments are received or due in advance of Company's performance. Deferred revenues primarily relate to commission and distribution income and insurance as a service. The amount of revenue recognized for the period ended December 31, 2024 that was included in the deferred revenue balance as of March 31, 2024 was $656,968. The amount of revenue recognized in the year ended March 31, 2024 that was included in the deferred revenue balance as of March 31, 2023 was $108,442.

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

Following are details of the purchase price allocated to the intangible assets acquired:

	Amount	Weighted average life
Acquired customer contracts	870,027	3 years

c) Goodwill

	As of December 31, 2024	As of March 31, 2024
Opening balance	2,061,553	996,441
Goodwill relating to acquisitions consummated during the year (Refer Note 18(a) & (b))	-	1,475,685
Derecognition on deconsolidation of subsidiaries	-	(535,844)
Impairment reversed on goodwill during the year on account of deconsolidation of subsidiaries	—	131,803
Effect of exchange rate changes	(22,642)	(6,532)
Closing balance	2,038,911	2,061,553

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

Financial instruments measured at fair value on a recurring basis

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2024:

	December 31, 2024
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial liabilities:
Derivative warrant liabilities	3,122,987	-	-	3,122,987
Convertible debentures	-	-	1,207,003	1,207,003
	3,122,987	-	1,207,003	4,329,990

	December 31, 2024
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial assets:	-	-
Forward purchase agreement	-	-	8,628,301	8,628,301
	-	-	8,628,301	8,628,301

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

The following table presents a reconciliation of the Company’s Level 3 financial instruments measured and recorded at fair value on a recurring basis as of December 31, 2024:

	Financial asset	Financial liability
	Forward purchase agreement	Convertible debentures
Initial measurement	28,784,993	1,374,481
Change in fair value	(20,156,692)	(167,478)
Balance as of December 31, 2024	8,628,301	1,207,003

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

Foreign currency risk - The Company monitors its foreign currency exposures on a regular basis. The operations are primarily denominated in United States Dollars, Pounds Sterling, Indian Rupees and Euros. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates. Based on a sensitivity analysis we have performed as of December 31, 2024, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the United States Dollar would not have a material effect on our financial statements.

20. Investments

These balances include certain investments in mutual funds that are recorded at fair value. Any changes to the fair value are recorded in "Fair value gains/(losses) in financial instruments carried at fair value" due to the election of the fair value option of accounting for financial instruments.

21. Commitments and contingencies

A. Leases - Accounted as per ASC 842 for the Period Ended December 31, 2024

Operating leases

The Company leases office space under non-cancellable operating lease agreements, which expire on various dates through April 2031. Some property leases contain extension options exercisable by the Company. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease cost for the period ended December 31, 2024 are summarized below:

i)
The following tables presents the various components of lease costs:

Particulars	For the period ended December 31, 2024
Lease :
Operating lease cost	179,442
Short-term lease cost	59,976
Total lease cost	239,418

ii)
The following table presents supplemental information relating to the cash flow and non cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating liabilities, and, as such, are excluded from the amounts below.

Particulars	For the period ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	138,985

iii)
Balance sheet information related to leases is as follows:

Particulars	For the period ended December 31, 2024
Operating Leases:
Operating Lease ROU Asset, net	915,922
Short term liabilities	361,712
Long term liabilities	354,766
Total operating lease liabilities	716,477

iv)
Weighted Average Remaining Lease Term (In years)

For the period ended December 31, 2024
Operating leases	4.99

v)
Weighted Average Discount Rate

For the period ended December 31, 2024
Operating leases	12.55%

vi)
Maturities of lease liabilities were as follows:

Particulars	Lease Liabilities (USD)*
For Period Ended December 31, 2024
2025	330,008
2026	174,868
2027	128,166
2028	87,519
2029	90,228
Thereafter	160,924
Total Lease Payments	971,713
Less: Imputed Interest	(255,236)
Total	716,477

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

22. Net loss per share

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

The following table sets forth the computation of basic net loss per share attributable to ordinary shareholders and preferred stock holders:

Particulars	For the three months ended December 31, 2024	For the three months ended December 31, 2023	For the nine months ended December 31, 2024	For the nine months ended December 31, 2023
Numerator:
Net loss	(2,517,690)	(30,569,619)	(72,734,754)	(65,690,663)
Less: dividend attributable to preferred stockholders for the current year	-	-	-	-
Net loss attributable to Roadzen Inc. ordinary shareholders	(2,517,690)	(30,569,619)	(72,734,754)	(65,690,663)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	68,882,560	68,440,829	68,588,608	36,144,311
Net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	(0.04)	(0.45)	(1.06)	(1.82)

The following table summarizes the number of potential Ordinary Shares equivalents that were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented:

Particulars	For the nine months ended December 31, 2024	For the nine months ended December 31, 2023
Share warrants	21,883,972	20,211,506
Restricted stock units	9,714,986	9,903,480
Convertible instruments	54,542	7,012
Total	31,653,500	30,121,998

23. Income taxes

The Company's net loss before provision for income taxes for the period ended December 31, 2024 and December 31, 2023 were as follows:

Particulars	For the three months ended December 31, 2024	For the three months ended December 31, 2023	For the nine months ended December 31, 2024	For the nine months ended December 31, 2023
Domestic	(3,541,802)	(28,679,087)	(48,914,076)	(61,637,236)
Foreign	950,445	(2,058,059)	(24,035,644)	(4,254,813)
Total	(2,591,357)	(30,737,146)	(72,949,720)	(65,892,049)

The components of the provision for income taxes for the period ended December 31, 2024 and December 31, 2023 were as follows:

Particulars	For the three months ended December 31, 2024	For the three months ended December 31, 2023		For the nine months ended December 31, 2024	For the nine months ended December 31, 2023
Current:
Domestic	(7,796)	—		9,351	—
Foreign	—	(27,700)		—	44,377
	(7,796)	(27,700)		9,351	44,377
Deferred:
Domestic	—	—		—	—
Foreign	(1,272)	(99,032)		(93,033)	(137,759)
	(1,272)	(99,032)		(93,033)	(137,759)

Total provision for income taxes	(9,068)	(126,732)	-	(83,682)	(93,382)

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the period ended December 31, 2024 and December 31, 2023:

Particulars	For the three months ended December 31, 2024	For the three months ended December 31, 2023	For the nine months ended December 31, 2024	For the nine months ended December 31, 2023
Federal statutory income tax rate	21.00%	21.00%	21.00%	21.00%
Non deductible expenses	(0.22%)	0.03%	(0.18%)	4.98%
Valuation allowance	(20.57%)	(20.51%)	(20.59%)	(25.73%)
Foreign rate differential	(0.18%)	(0.16%)	(0.22%)	(0.17%)
Share warrants	0.00%	0.00%	0.00%	0.00%
Other	0.03%	0.05%	(0.03%)	0.06%
Total provision for income taxes	0.06%	0.41%	(0.02%)	0.14%

The components of the Company’s net deferred tax assets as of the period ended December 31, 2024 and year ended March 31, 2024 were as follows:

Particulars	As of December 31, 2024	As of March 31, 2024
Deferred tax assets:
Net operating loss carry forwards	39,956,193	25,515,511
Unabsorbed depreciation carry forwards	123,100	76,126
Retirement benefits	92,253	72,349
Depreciation and amortization	120,903	109,299
Others	17,218	244,136
Total deferred tax assets	40,309,667	26,017,421
Less: valuation allowance	(40,284,098)	(25,995,368)
Deferred tax assets, net of valuation allowance	25,569	22,053
Deferred tax liabilities:
Intangibles on account of business combination	(42,309)	(263,665)
Net deferred tax assets/ (liabilities)	(16,740)	(241,612)

Movement in net deferred tax assets:

	As of March 31, 2024	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of December 31, 2024
Deferred tax assets:
Net operating loss carry forwards	25,515,511	14,440,682	—	39,956,193
Unabsorbed depreciation carry forwards	76,126	46,974	—	123,100
Retirement benefits	72,349	19,904	—	92,253
Depreciation and amortization	109,299	11,604	—	120,903
Fair value changes on convertible notes	—	—	—	—
Others	244,136	(226,918)	—	17,218
Less: valuation allowance	(25,995,368)	(14,288,730)	—	(40,284,098)
Deferred tax liabilities:
Intangibles on account of business combination	(263,665)	221,356	—	(42,309)
Acquisitions	—	635,965	(635,965)	—
Deconsolidation	—	-	-	—
Currency translation	—	(284,598)	284,598	—
Net deferred tax assets/ (liabilities)	(241,612)	576,240	(351,367)	(16,740)

Particulars	As of March 31, 2023	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of March 31, 2024
Deferred tax assets:
Net operating loss carry forwards	8,480,316	17,035,195	—	25,515,511
Unabsorbed depreciation carry forwards	54,438	21,688	—	76,126
Retirement benefits	56,603	15,746	—	72,349
Depreciation and amortization	50,918	58,381	—	109,299
Fair value changes on convertible notes	-	-	—	—
Others	5,965	238,171	—	244,136
Less: valuation allowance	(8,565,895)	(17,429,473)	—	(25,995,368)
Deferred tax liabilities:
Intangibles on account of business combination	-	(263,665)	—	(263,665)
Gain on convertible notes	-	608,233	(608,233)	-
Currency translation	—	(193,121)	193,121	—
Acquisitions	-	(48,330)	48,330	-
	82,345	42,825	(366,782)	(241,612)

The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company's judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company's income tax provision would increase or decrease in the period in which the assessment is changed. The Company's valuation allowance increased by $14,288,730 during the period ended December 31, 2024 and $17,429,473 during the year ended March 31, 2024.

The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest such earnings outside the U.S.

Net operating loss and credit carry forwards

As of December 31, 2024, the Company has U.S. federal net operating loss carry forwards of approximately $78,046,236 as per the latest tax return filed for December 2023, of which none are subject to limitation under Internal Revenue Code Section 382 (IRC Section 382). The federal net operating loss carry forwards that were generated prior to the 2018 tax year will begin to expire in 2030 if not utilized. For net operating loss carry forwards arising in tax years beginning after March 31, 2017, the tax act limits the Company's ability to utilize carry forwards to 80% of taxable income, however, these operating losses may be carried forward indefinitely. The state (Delaware) net operating loss carry forwards will begin to expire in 2032 if not utilized. The Company has foreign tax credits which will expire at the end of 8 years from the end of the assessment year in which these tax credits were originated.

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

Unrecognized tax benefits

The Company has adopted authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company did not have any unrecognized tax benefits with a significant impact on its financial statements as of December 31, 2024 and March 31, 2024.

The Company's major tax jurisdictions are India, the United Kingdom and the U.S. The U.S. federal, state and foreign jurisdictions have statutes of limitations that generally range from three to six years. Due to the Company's net losses, substantially all of its federal and state income tax returns are subject to examination for federal and state purposes.

24. Segment reporting

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

25. Stock based compensation

The share-based compensation awards issued under the Company’s 2023 Omnibus Incentive Plan (the "Incentive Plan") to the Company’s employees, officers and directors, are all equity-classified instruments. Restricted stock units ("RSUs") outstanding as of December 31, 2024 have service vesting conditions up to March 2027. Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and a graded vesting method for RSUs. The Company has elected to account for forfeitures of employee stock awards as they occur.

Share-based compensation is in the form of RSUs. The fair value per RSU is calculated using the Black-Scholes option valuation model.

Option value and assumption

Fair value per share (as of grant date)	$10.83
Exercise price	$0
Assumptions:
Volatility	30.82%
Expected dividends	0.00%
Expected term (in years)	1.5
Risk free rate	5.24%

RSU vesting schedule for year ended	As of December 31, 2024
March 2025	79,995
March 2026	9,579,589
March 2027	63,336

Stock option activity	As of December 31, 2024
Opening unvested units (as of April 01, 2024)	9,707,928
Granted	215,000
Exercised	-
Cancelled	200,008
Closing unvested units	9,722,920

Stock-based compensation expense related to RSUs granted to employees was $158,163 and $47,135,419 for three months and nine months ended December 31, 2024 respectively. As of December 31, 2024, the unrecognized compensation expense related to unvested RSUs was approximately $336,659 which is expected to be recognized over the remaining unvested period of RSUs.

On September 18, 2023, prior to the business combination, Roadzen DE granted 9,903,500 Restricted Stock Units (RSUs) under the 2023 Omnibus Incentive Plan. These RSUs were initially scheduled to vest on the one-year anniversary of the grant date, specifically on September 17, 2024. However, prior to this date, the Board of Directors of Roadzen decided to extend the vesting period by an additional year to September 17, 2025. Consequently, outstanding 9,507,928 RSUs did not vest as originally anticipated on September 17, 2024.

Based on the current market price of the shares, management has assessed that this revised vesting timeline will not result in any additional RSU compensation expense being recognized in the Company's financial statements for the above stated outstanding RSUs.

26. Subsequent Events

- On January 2, 2025, the Company entered into a placement agency agreement with ThinkEquity LLC, pursuant to which the Company agreed to issue and sell directly to one or more investors, in a best efforts offering (the “January Offering”), an aggregate of 2,222,300 of the Company’s Ordinary Shares at an offering price of $2.25 per share.

The January Offering closed on January 6, 2025. The Company received gross proceeds of $5,000,175 in connection with the transaction, before deducting placement agent fees and other expenses payable by the Company.

- On January 31, 2025 the Company made a one-time settlement payment of $1.65 million to a vendor to resolve a $5.5 million payable related to the Business Combination. As a result, the total payables from the Business Combination decreased from $13.9 million as of December 31, 2024, to $8.4 million as of January 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, references to "Roadzen," “we,” “us,” and “our” refer to Roadzen and its consolidated subsidiaries as the context so requires.

The following discussion and analysis of the financial condition and results of operations of Roadzen Inc. and its subsidiaries should be read in conjunction with the “Unaudited Condensed Consolidated Financial Statements of Roadzen Inc. as of and for the three and six months ended December 31, 2024 and 2023,” together with related notes thereto, included elsewhere in this Form 10-Q (in the section of this Form 10-Q entitled “Financial Information”). The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See the section titled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth or referred to under the section titled “Risk Factors” or elsewhere in this Form 10-Q.

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

Sales of Roadzen’s IaaS platform represented approximately 40% and 51% of revenues for the for the three and nine months ended December 31, 2024 respectively.

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

Roadzen’s brokerage solutions accounted for 60% and 49% of revenues for the three and nine months ended December 31, 2024 respectively.

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

Since January 1, 2023 we began tracking customer segmentation for Roadzen, described as such: enterprise clients that include insurers, automakers and large fleets (above 100 vehicles), and SMB clients, which include agents, brokers, small dealerships, and small fleets (under 100 vehicles). As of December 31, 2024, we had 34 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), 77 automotive customer agreements, and approximately 3,700 agents and fleet customers agreements.

Strength of the Auto Insurance Market

We generate a majority of our revenues through commissions and fees which are a reflection of the total insurance policy premium. Roadzen derived 60% of revenue from its brokerage solutions and 40% from its platform sales of its IaaS platform for the three months ended December 31, 2024. A softening of the insurance market characterized by a period of declining premium rates due to competition or regulation could negatively impact our financial results.

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

Results of Operations (all figures are denominated in US$)

Comparison of the Three Months Ended December 31, 2024 and December 31, 2023

	For the three months ended December 31,		Change amount	%
Particulars	2024	2023
Revenue	12,086,286	15,641,441	(3,555,155)	-23%
Costs and expenses:
Cost of services	4,275,787	6,816,794	(2,541,007)	-37%
Research and development	249,635	1,876,839	(1,627,204)	-87%
Sales and marketing	7,659,408	11,137,159	(3,477,751)	-31%
General and administrative	2,770,320	26,676,170	(23,905,850)	-90%
Depreciation and amortization	299,949	451,773	(151,824)	-34%
Total costs and expenses	15,255,099	46,958,735	(31,703,636)	-68%
Loss from operations	(3,168,813)	(31,317,294)	28,148,481	-90%
Interest income/(expense)	(1,085,326)	(723,561)	(361,765)	50%
Fair value gains/(losses) in financial instruments carried at fair value	1,722,864	1,220,362	502,502	41%
Other income/(expense) net	(60,082)	83,347	(143,429)	-172%
Total other income/(expense)	577,456	580,148	(2,692)	0%
(Loss)/Income before income tax expense	(2,591,357)	(30,737,146)	28,145,789	-92%
Less: income tax (benefit)/expense	(9,068)	(126,732)	117,664	-93%
Net (loss)/income before non-controlling interest	(2,582,289)	(30,610,414)	28,028,125	-92%
Net loss attributable to non-controlling interest, net of tax	(64,599)	(40,795)	(23,804)	58%
Net (loss)/income attributable to Roadzen Inc.	(2,517,690)	(30,569,619)	28,051,929	-92%

Comparison of the Nine Months Ended December 31, 2024 and December 31, 2023

	For the nine months ended December 31,		Change amount	%
Particulars	2024	2023
Revenue	32,891,901	36,722,932	(3,831,031)	-10%
Costs and expenses:
Cost of services	14,920,847	15,665,565	(744,718)	-5%
Research and development	3,535,778	3,052,244	483,534	16%
Sales and marketing	21,538,665	24,663,562	(3,124,897)	-13%
General and administrative	49,027,468	34,855,630	14,171,838	41%
Depreciation and amortization	973,670	1,232,626	(258,956)	-21%
Total costs and expenses	89,996,428	79,469,627	10,526,801	13%
Loss from operations	(57,104,528)	(42,746,695)	(14,357,833)	34%
Interest income/(expense)	(2,533,846)	(1,558,985)	(974,861)	63%
Fair value gains/(losses) in financial instruments carried at fair value	(16,526,145)	(22,369,638)	5,843,493	-26%
Other income/(expense) net	3,214,798	783,269	2,431,529	310%
Total other income/(expense)	(15,845,193)	(23,145,354)	7,300,161	-32%
(Loss)/Income before income tax expense	(72,949,721)	(65,892,049)	(7,057,672)	11%
Less: income tax (benefit)/expense	(83,682)	(93,382)	9,700	-10%
Net (loss)/income before non-controlling interest	(72,866,039)	(65,798,667)	(7,067,372)	11%
Net loss attributable to non-controlling interest, net of tax	(131,284)	(108,004)	(23,280)	22%
Net (loss)/income attributable to Roadzen Inc.	(72,734,755)	(65,690,663)	(7,044,092)	11%

Revenue

Revenue decreased by $3.6 million representing a change of -23% for the three months ended December 31, 2024 compared to the same period in the prior year. This decrease was driven primarily by the suspension of the GAP product in the U.K.

Revenue decreased by 3.8 million representing a change of -10% for the nine months ended December 31, 2024 compared to the same period in the prior year. This decrease was primarily attributed to suspension of GAP product in the U.K. with a subset of increase in organic revenue in the previous quarter.

Roadzen sold 77,326 policies for a total GWP of approximately $13.2 million for the three months ended December 31, 2024 as compared to 101,700 policies for a total GWP of approximately $21.4 million for the same period in the prior year. Additionally, 698,657 claims, roadside assistance and vehicle inspections were conducted during the three months ended December 31, 2024, compared to 486,918 for the same period in the prior year.

Cost of Services

Cost of services decreased by $2.5 million representing a change of -37% for the three months ended December 31, 2024 compared to the same period in the prior year primarily due to the decrease in revenue.

Cost of services decreased by $0.7 million representing a change of -5% for the nine months ended December 31, 2024 compared to the same period in the prior year primarily due to a decrease in revenue and cost of services for acquired entities NAC and GIM, which were not included for April 2023 to May 2023, and April 2023 to June 2023 respectively.

Research and Development

Research and development expenses decreased by $1.6 million representing a change of -87% for the three months ended December 31, 2024, compared to the same period in the prior year primarily due to a $1.4 million decrease in non-cash compensation expense of $1.4 million related to RSU grants and the remainder due to higher capitalization of technology personnel cost.

Research and development expenses increased by $0.5 million representing a change of 16% for the nine months ended December 31, 2024, compared to the same period in the prior year primarily due to a $0.9 million increase in non-cash compensation expense related to RSUs originally granted on September 18, 2023 and capitalization of technology personnel costs.

Sales and Marketing

Sales and marketing expenses decreased by $3.5 million representing a change of -31% for the three months ended December 31, 2024, compared to the same period in the prior year primarily attributable to a decrease in Sales & Marketing expenses in the U.K. due to the pause of the GAP product, and a $2.5 million decrease in non-cash compensation expense related to RSU grants.

Sales and marketing expenses decreased by $3.1 million representing a change of -13% for the nine months ended December 31, 2024, compared to the same period in the prior year, primarily due to the decrease in Sales & Marketing expenses in the U.K. due to the pause of the GAP product, and a $0.7 million decrease of non-cash compensation expense related to RSU grants.

General and administrative

General and administrative expenses ("G&A") decreased by $23.9 million representing a change of -90% for the three months ended December 31, 2024, compared to the same period last year primarily due to $23.2 million of non-cash expense decrease related to RSU grants.

G&A increased by $14.2 million representing a change of 41% for the nine months ended December 31, 2024, compared to the same period in the prior year, primarily due to $14.6 million non-cash expense related to RSU grants.

Depreciation and Amortization

Depreciation and amortization decreased by $0.2 million representing a change of -34% for the three months ended December 31, 2024, compared to the same period in the prior year.

Depreciation and amortization decreased by $0.3 million representing a change of -21% for the nine months ended December 31, 2024, compared to the same period in the prior year.

Interest Income (Expense)

Interest expense increased by $0.36 million representing a change of 50% for the three months ended December 31, 2024, compared to the same period in the prior year primarily due to an increase in borrowings from banks.

Interest expense increased by $1.0 million representing a change of 63% for the nine months ended December 31, 2024, compared to the same period in the prior year primarily due to an increase in borrowings from banks and the issuance of non-convertible debentures.

Fair Value Gains (Losses) in Financial Instruments Carried at Fair Value

Gain on fair valuation changes increased by $0.5 million representing a change of 41% for the three months ended December 31, 2024, compared to the same period in the prior year primarily due to the fair valuation of our Forward Purchase Agreement, convertible instruments, and derivative warrants at each reporting period.

Loss on fair valuation changes decreased by $5.8 million representing a change of -26% for the nine months ended December 31, 2024, compared to the same period last year. This was primarily due to the fair valuation change of our Forward Purchase Agreement, convertible promissory notes, and share warrants.

Other Income / (Expense)

Other Income decreased by $0.1 million representing a change of -172% for the three months ended December 31, 2024, compared to the same period in the prior year primarily due to the foreign exchange fluctuation loss of $0.05 million as compared to the foreign exchange gain of $0.06 million in the same period of the prior year.

Other Income increased by $2.4 million representing a change of 310% for the nine months ended December 31, 2024, compared to the same period in the prior year primarily due to $3.8 million write back of certain provisions and liabilities, and $0.7 million customer contracts write-off created as a purchase price allocation at the time of acquisition of Global Insurance Management.

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

The following table reconciles our net loss reported in accordance with U.S. GAAP to Adjusted EBITDA for the three months ended December 31, 2024 and the same period in the prior year:

	For the three months ended December 31,
Particulars	2024	2023
Net loss	(2,582,289)	(30,610,414)
Adjusted for:
Other (income)/expense net	60,082	(83,347)
Interest (income)/expense	1,085,326	723,561
Fair value changes in financial instruments carried at fair value(1)	(1,722,864)	(1,220,362)
Tax (benefit)/expense	(9,068)	(126,732)
Depreciation and amortization	299,949	451,773
Stock based compensation expense	158,163	27,253,455
Non-cash expenses	520,138	56,133
Non-recurring expenses	322,833	457,703
Adjusted EBITDA	(1,867,730)	(3,098,230)

(1) Fair value changes in financial instruments are considered to be financing costs as they relate to convertible notes, share warrants and the Forward Purchase Agreement. These changes are non-cash as these changes in fair value are affected by the volatility of the Company’s share price.

The following table reconciles our net loss reported in accordance with U.S. GAAP to Adjusted EBITDA for the nine months ended December 31, 2024 and the same period in the prior year:

	For the nine months ended December 31,
Particulars	2024	2023
Net loss	(72,866,038)	(65,798,667)
Adjusted for:
Other (income)/expense net	(3,214,798)	(783,269)
Interest (income)/expense	2,533,846	1,558,985
Fair value changes in financial instruments carried at fair value(1)	16,526,145	22,369,638
Tax (benefit)/expense	(83,682)	(93,382)
Depreciation and amortization	973,670	1,232,626
Stock based compensation expense	47,135,419	30,779,664
Non-cash expenses	1,156,328	228,024
Non-recurring expenses	953,316	2,277,449
Adjusted EBITDA	(6,885,794)	(8,228,932)

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

Liquidity and Capital Resources

Since our incorporation, we have financed our operations primarily through the issuance of equity, convertible instruments, debt (including working capital lines), and customer payments. As of December 31, 2024, we have raised an aggregate of $45.7 million, net of issuance costs, through the issuance of Ordinary Shares of the Company, preferred stock of Roadzen (DE) and the issuance of convertible and non-convertible instruments. Our accumulated deficit stood at $224.5 million as of December 31, 2024, up from $151.5 million from March 31, 2024. These accumulated deficits stem from substantial operating losses which amounted to $42.6 million and $36.1 million, fair valuation losses of $56.5 million and $37.1 million, RSU vesting expenses of $103.4 million and $56.3 million, transaction costs arising from the Business Combination of $13.9 million and $17.7 million, and impairment of investment and intangible assets of $4.3 million and $4.3 million as of December 31, 2024 and March 31, 2024, respectively. We anticipate that we will continue to experience operating losses and generate negative cash flows from operations over an extended period due to the planned investments in our business. Consequently, we may need to secure additional capital resources to support the execution of our strategic initiatives for growing our business in the coming years.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	For the nine months ended December 31,		Change amount
Particulars	2024	2023
Cash flow from operating activities:

Net loss including non-controlling interest	(72,866,038)	(65,798,667)	(7,067,371)
Adjustments for cash flow from operation	61,423,032	55,253,098	6,169,934
Changes in working capital	(2,988,238)	(4,035,822)	1,047,584
Net cash used in operating activities	(14,431,244)	(14,581,391)	150,147

Cash flow from investing activities:
(Purchase)/Sale of property, plant and equipment	(50,418)	(423,575)	373,157
Acquisition of businesses	-	(5,749,203)	5,749,203
(Investment)/Proceeds from mutual funds	472,140	(500,000)	972,140
Proceeds from forward purchase agreement	1,000,000	-	1,000,000
Net Cash used in investing activities	1,421,722	(6,672,778)	8,094,500

Cash flow from financing activities:
Proceeds from business combination	-	32,770	(32,770)
Proceeds from issue of preferred stock	-	6,079,409	(6,079,409)
Proceeds from issue of ordinary shares	2,503,752	-	2,503,752
Proceeds from long-term borrowings	-	2,806,638	(2,806,638)
Net proceeds/(payments) from long-term borrowings	26,047	(1,025,884)	1,051,931
Net proceeds/(payments) from short-term borrowings	4,703,098	10,702,721	(5,999,623)
Net cash generated from financing activities	7,232,897	18,595,654	(11,362,757)

Operating Activities

Our largest sources of cash provided by operations are increases in accounts payables and payments received from our customers. Our primary uses of cash from operating activities include employee-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses and other overhead costs.

Net cash used in operating activities was $14.4 million for the nine months ended December 31, 2024, compared to $14.6 million for the nine months ended December 31, 2023. This consisted of a net loss of $72.9 million, net cash outflows of $3.0 million provided by changes in our operating assets and liabilities, and partially offset by non-cash charge add-backs of $61.4 million. The non-cash charges were primarily comprised of fair valuation losses of $16.5 million, stock based compensation of $47.1 million, depreciation/amortization of $1.0 million partially offset by $3.2 million in write back of outstanding payables.

Investing Activities

Cash used in investing activities was $1.4 million for the nine months ended December 31, 2024, which primarily consisted of $1 million received from the FPA and $0.4 million from the sale of investments held in a mutual fund.

Financing Activities

We have generated negative cash flows from operations since our inception and have supplemented working capital through net proceeds from the issuance of convertible debt, preferred equity securities and Ordinary Shares. Cash provided by financing activities was $7.2 million for the nine months ended December 31, 2024, which primarily consisted of proceeds of $2.5 million from issuance of Ordinary Shares and $4.7 million from loans from banks and other parties.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2024

(1)
The amount of debt represents the carrying amount of borrowings (excluding interest) which the Company is obligated to repay in cash.

Description of Indebtedness:

Particulars		For the period ended December 31, 2024
	Total	Less than 1 Year	1-3 year	3-5 year	After
Debt(1)	22,800,609	22,683,488	48,321	68,800
Operating Leases(2)	971,713	330,008	303,034	177,747	160,924
Deferred Revenue	1,132,872	849,087	276,138	7,647
Accounts Payable & accrued expenses	33,507,926	33,507,926
Total	58,413,120	57,370,509	627,493	254,194	160,924

(1)
The amount of debt represents the carrying amount of borrowings (excluding interest) which the Company is obligated to repay in cash.

	As of December 31, 2024		As of March 31, 2024
Particulars	Long Term Borrowings	Short Term Borrowings	Long Term Borrowings	Short Term Borrowings
Loans from banks	138,216	263,970	112,169	781,455
Secured debentures	2,062,980		2,214,754
Convertible debenture	1,207,003		1,374,481
Current portion of long-term borrowings	(3,291,078)	3,291,078	(2,228,471)	2,228,471
Loan from Related Parties		626,554		1,096,109
Loan from Others		18,501,886		13,877,265
	117,121	22,683,488	1,472,933	17,983,300

(2)
The Company leases office space under non-cancelable operating lease agreements, which expire on various dates through September 2028. The operating lease includes $255,236 of imputed interest due to implementation of ASC-842.

Operating Lease Commitment:

Particulars	Long Term Borrowings
Operating Leases:
Other current liabilities	361,712
Operating lease liabilities	354,766
Total operating lease liabilities	716,477

Other Additional Information:

Senior Secured Mizuho Notes

On June 30, 2023, Roadzen entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Mizuho Securities USA LLC (“Mizuho”), as administrative agent and collateral agent, and as a purchaser, pursuant to which Mizuho purchased an aggregate principal amount of $7,500,000 of senior secured notes (the "Mizuho Notes"). The Mizuho Notes bear interest at a rate of 15.0% per annum, which will automatically increase by 5% if we fail to prepay the Mizuho Notes upon the occurrence of certain mandatory prepayment events as set forth in the Note Purchase Agreement. The Mizuho Notes were originally scheduled to mature on June 30, 2024. On June 30, 2024, Mizuho granted to the Company a waiver of payment until July 31, 2024. On July 26, 2024, the Company entered into Amendment No. 1 to the senior secured notes, providing for an additional $4 million in principal amount to a total of $11.5 million, and an extension of the maturity date to December 31, 2024. Terms of the notes were otherwise the same as the original notes issued in June 2023, including an interest rate of 15% per annum, and did not require any additional warrants. On December 31, 2024, and again on January 31, 2025 while Amendment No. 2 to the senior secured notes are being drafted, Mizuho granted to the Company a waiver of payment until January 31, 2025 and then February 28, 2025.

As a condition precedent to closing under the Note Purchase Agreement, Roadzen entered into a Security Agreement, pursuant to which each of the Loan Parties, as defined therein, granted a first priority lien on substantially all of Roadzen's assets to Mizuho, as administrative agent and collateral agent.

Pursuant to the Note Purchase Agreement, because the Mizuho Notes were not repaid in full by December 30, 2023, we became obligated to issue to the noteholders, warrants to purchase Ordinary Shares equal to 2.5% of the ownership interests of Roadzen on a fully diluted basis as of June 30, 2023, the date of the closing on the Note Purchase Agreement (the “Mizuho Warrants”). The shares underlying the Mizuho Warrants are referred to herein as the “Mizuho Warrant Shares.” On May 14, 2024, the Company issued the Mizuho Warrants representing a right to purchase 1,432,517 Ordinary Shares at a purchase price of $0.001 per share. The Mizuho Warrants will expire five (5) years after issuance or earlier upon a voluntary or involuntary dissolution, liquidation, or winding up of the issuer. The number of Mizuho Warrant Shares underlying and the applicable exercise price of the Mizuho Warrants are subject to customary adjustment for dividends, splits, reclassifications and other modifications. The Note Purchase Agreement contains certain covenants that restrict the Loan Parties’ ability to, among other things, transfer or sell assets, create liens, incur indebtedness, make payments and investments and transact with affiliates. Additionally, the Loan Parties are collectively required to maintain a cash reserve of at least $1 million in the aggregate to satisfy the minimum liquidity condition as set forth in the Note Purchase Agreement.

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

The December 2023 Convertible Debentures bear interest, in arrears, at a rate of 13% per annum, payable semi-annually commencing on June 15, 2024, and matures on December 15, 2025. Interest is payable in kind, subject to the right of the Company to make any interest payments in cash. The Debentures are convertible into the Company’s Ordinary Shares, at the election of the holder at any time at an initial conversion price of $10.00 per Ordinary Share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. In addition, if the average volume weighted average price of the Ordinary Shares for the 30 trading days immediately preceding December 15, 2024 (the “Average VWAP”) is less than the Conversion Price then in effect, the Conversion Price will be adjusted to an amount equal to such Average VWAP, subject to a floor of 85% of the Conversion Price then in effect. In addition, as the Average VWAP was less than the Conversion Price then in effect, the Conversion Price was adjusted to $8.50, an amount equal to 129,411 Ordinary Shares, as of December 15, 2024. The Company has the right to require the Debentures to be converted into Ordinary Shares if the closing price of the Ordinary Shares exceeds 130% of the then-applicable Conversion Price for any 20 trading days within a consecutive 30 trading day-period.

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

Also pursuant to the terms of the March 2024 SPA, the Company agreed to issue to each Purchaser warrants (the “March 2024 SPA Warrants”) to purchase, for each $10,000 in original principal amount of 2024 SPA Notes purchased, 1,000 Ordinary Shares. Each of the March 2024 SPA Warrant will be exercisable at any time during the period commencing on March 28, 2025 (the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of the Company, if earlier). The exercise price of the March 2024 SPA Warrants is equal to 80% of the lower of (i) the VWAP of the Company’s Ordinary Shares (RZDN), as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding, (ii) the opening price of any public offering of straight equity securities of the Company occurring within six months after the issue date of the March 2024 SPA Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. The March 2024 SPA Warrants have customary anti-dilution protections in the event the Company declares dividends or distributions on the Ordinary Shares or subdivides, combines or reclassifies its outstanding Ordinary Shares. On April 22, 2024, the Company issued March 2024 SPA Warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP. On June 20, 2024, the Company issued March 2024 SPA Warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat and on October 27, 2024 issued additional March 2024 SPA Warrants to purchase an additional 50,000 Ordinary Shares to Ms. VedBrat in connection with her purchase of the May 2024 Note.

Secured, Non-Convertible 2022 Debentures

One of our material subsidiaries issued Secured, Non-Convertible Debentures with NP1 Capital Trust with an aggregate principal amount of $3.7 million during the fiscal year ended March 31, 2023 with varying maturity dates between January 2024 and July 2024 and interest rates ranging from 19.25% to 20.00% per annum. The principal outstanding as on December 31, 2024 is $2.06 million. On September 30, 2024 the Company entered into an amendment agreement restructuring the principal repayments and extending the maturity date to March 31, 2025.

Underwritten Public Offering

On December 15, 2024, the Company entered into an underwriting agreement with ThinkEquity LLC, relating to a firm commitment underwritten public offering (the “December Offering”) of an aggregate of up to (i) 1,900,000 shares of the Company’s Ordinary Shares at a price to the public of $1.25 per share (the “December Shares”), and (ii) pre-funded warrants (the “Pre-Funded Warrants” and, together with the December Shares, the “December Securities”) to purchase 400,000 Ordinary Shares at a price to the public of $1.249 per Pre-Funded Warrant.

The closing of the December Offering occurred on December 17, 2024. The gross proceeds to the Company from the sale of the December Securities, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, was $2,875,000.

Upon closing of the December Offering, the Company issued ThinkEquity warrants (the “December TE Warrants”) as compensation to purchase up to 115,000 shares of Ordinary Shares (5% of the aggregate number of the December Securities sold). The December TE Warrants will be exercisable at a per share exercise price of $1.5625 and are exercisable, in whole or in part, during the five year period commencing with the commencement of sales in the December Offering.

Debt Exchange

In July 2024, the Company announced it was kicking off a balance sheet reconstitution program aimed at strengthening and simplifying its balance sheet, while addressing the legacy overhang inherited through the going-public process. On December 31, 2024 the Company converted $2.5 million of its accounts payables and $0.9 million of its short term borrowings due to entities affiliated with its Chairman and CEO into equity.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Recent Developments

On January 2, 2025, the Company entered into a placement agency agreement with ThinkEquity LLC, pursuant to which the Company agreed to issue and sell directly to one or more investors, in a best efforts offering (the “January Offering”), an aggregate of 2,222,300 of the Company’s Ordinary Shares at an offering price of $2.25 per share.

The January Offering closed on January 6, 2025. The Company received gross proceeds of $5,000,175 in connection with the transaction, before deducting placement agent fees and other expenses payable by the Company.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

1.1

Underwriting Agreement dated December 15, 2024 between Roadzen Inc. and ThinkEquity LLC (incorporated by reference to Exhibit 4.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on December 17, 2024)

4.1

Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on December 17, 2024)

4.2

Form of Representative Warrant (incorporated by reference to Exhibit 4.2 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on December 17, 2024)

10.1

Form of Amendment No. 1 to Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on November 8, 2024)

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
Name: Jean-Noël Gallardo
Title: Chief Financial Officer (principal financial and accounting officer)

Dated: February 12, 2025