Form 10-K
period 2025-03-31
Roadzen Inc.
filed 2025-06-26
CIK 1868640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $1.19 per share of the Registrant’s ordinary shares on the Nasdaq Stock Market LLC on September 30, 2024, was $50,896,581.

The number of Registrant’s ordinary shares outstanding as of June 20, 2025 was 74,290,986.

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

ii

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

iii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. This includes, without limitation, statements regarding our vision and business strategy, including the plans and objectives of management for our future operations; our market opportunities, our future revenue opportunities, performance of our partnerships, and our future performance and financial condition. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected to,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this Annual Report, including, but not limited to:

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	we may be unable to execute our business plan or maintain our competitive position and high-level customer satisfaction if we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly;

●	a significant portion of our revenue is concentrated with a limited number of customers;

●	our business depends on our use of proprietary technology relying heavily on laws to protect;

●	our management team has limited experience managing a public company;

●	U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or our executive officers or our Board of Directors (our “Board”);

●	we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives; and

●	other factors detailed under the section “Summary of Risk Factors” and Part I. Item 1A. “Risk Factors” in this Annual Report.

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

iv

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in this Annual Report, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths, or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Ordinary Shares or Warrants and result in a loss of all or a portion of your investment:

●	We have a history of losses and we anticipate increased expenses in the future.

●	A substantial portion of our revenue is derived from a relatively small number of clients ranging from insurers, OEMs and automotive fleets, and the loss of any of these clients, or a significant revenue reduction from any of these clients, could materially impact our business, results of operations and financial condition.

●	Recent U.K. Financial Conduct Authority (“FCA”) regulations and guidelines may continue to have an adverse impact on our business and operations in the U.K.

●	International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

●	Our larger clients have negotiating leverage, which may require us to agree to terms and conditions that result in increased cost of sales, decreased revenue, lower average selling prices and gross margins, and increased contractual liability risks, all of which could harm our results of operations.

●	If we are unable to attract new customers, our future revenue and results of operations will be harmed.

●	Our rapid growth makes it difficult to evaluate our future prospects and increases the risk that we will not continue to grow at or near historical rates.

●	We may not be able to ensure the accuracy and completeness of product information and the effectiveness of our recommendation of insurance products on our platform.

●	Increases in technology costs that are used in providing services to our clients would adversely affect our business, results of operations, and financial condition.

●	Our business depends on our brand, and if we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.

●	Our revenue growth rate in part depends on existing customers renewing and upgrading their contracts.

●	A decline in our customer renewals and expansions could adversely impact our future results of operations.

●	We rely heavily on direct sales to sell automobile insurance brokerage services.

●	Our growth strategy depends on continued investment in and around the delivery of innovative AI solutions. If we are unsuccessful in delivering the above-mentioned AI solutions, it could adversely impact our results of operations and financial condition.

●	A downturn in the automotive sector, auto insurance industry, claims volumes, or supporting economy, which are outside of our control, could adversely impact our results of operations.

●	Changes in the automotive insurance industry, including the adoption of new technologies, such as autonomous vehicles, may significantly impact our results of operations.

●	Our customers may defer or forego purchases of automobiles in the event of weakened global economic conditions or political transitions, which in turn will affect purchases of our products or services.

●	We face competition in our market, which could negatively impact our business, results of operations, and financial condition and cause our market share to decline.

●	If we are unable to develop, introduce and market new and enhanced versions of our services and products, we may be put at a competitive disadvantage and our operating results could be adversely affected.

●	The federal government or independent standards organizations may implement significant regulations or standards that could adversely affect our ability to produce or market our products.

v

●	We are and in the future may become a party to litigation, which could result in damage to our reputation and harm our future results of operations.

●	Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.

●	Our failure to comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenue and profitability.

●	We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Any actual or perceived failure to comply with such obligations could harm our business.

●	Failure to protect our intellectual property could adversely impact our business and results of operations.

●	We may enter into joint ventures, collaborations or sponsored developments for intellectual property and, as a result, some of our intellectual property may, in the future, be jointly owned by third parties.

●	Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and results of operations.

●	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

●	Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.

●	Our share price may change significantly and you could lose all or part of your investment as a result.

●	Because there are no current plans to pay cash dividends on our ordinary shares for the foreseeable future, you may not receive any return on investment unless you sell your ordinary shares for a price greater than that which you paid for it.

●	Future sales, or the perception of future sales, by the Company or its shareholders in the public market could cause the market price for the Company’s ordinary shares to decline.

●	We are subject to increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

vi

PART I

Item 1. Business.

Overview

Roadzen Inc. is a leading Insurtech company on a mission to transform global auto insurance powered by advanced artificial intelligence (“AI”). At the heart of our mission is our commitment to create transparency, efficiency, and a seamless experience for the millions of end customers who use our products through our insurer, OEM, and fleet (such as trucking, delivery, and commercial fleets) partners. We seek to accomplish this by combining computer vision, telematics and AI with continually updated data sources to provide a more efficient, effective and informed way of building auto insurance products, assessing damages, processing claims and improving driver safety. Insurers and other partners of Roadzen across the world use Roadzen’s technology to launch new auto insurance products, manage risk better and resolve claims faster. These products are built with dynamic underwriting capabilities, Application Programming Interface, or API-led distribution and real-time claims processing.

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

Roadzen has four major client types:

●	Insurance — including insurance companies, reinsurers, agents, brokers;

●	Automotive — including carmakers, dealerships, online-to-offline car sales platforms;

●	Fleets — including small and medium fleets, taxi fleets, ridesharing platforms, commercial and corporate fleets; and

●	Other distribution channels such as financial services companies providing auto loans, and telematics companies.

Our operations are global, serving a diverse and expanding client base that includes market-leading insurance companies, fleets, and automotive original equipment manufacturers (OEMs) such as AXA, SCOR, Arch, Société Générale, Jaguar Land Rover, Audi, Mercedes, Volvo, and several others. We deliver specialized insurance and mobility solutions across key geographies, including India, the U.S., U.K. and Europe, through a network of regulated entities and licensed platforms.

In the U.K. and Europe, we operate through a specialist Managing General Agent (“MGA”) based in Coventry, England, which provides auto insurance, extended warranties, and claims management services to insurers, automotive dealers, manufacturers, and fleet operators. This MGA leverages its regulatory license to underwrite and service policies locally while utilizing third-party licenses to deliver solutions globally. It acts as a delegated authority on behalf of insurers, managing policy sales and claims adjudication via its brokerage platform. Revenue is generated through commissions and administrative fees tied to Gross Written Premium (“GWP”), with specialty contracts typically structured over five-year terms.

In the U.S., we operate a licensed auto club based in Burlingame, California that specializes in commercial roadside assistance (“RSA”) and claims management. With a robust network of over 75,000 service providers nationwide, it offers towing, transportation and first notice of loss (“FNOL”) services to government fleets, enterprises, insurers and auto manufacturers. These capabilities support our comprehensive suite of mobility and insurance infrastructure services across North America.

In India, we operate as a licensed insurance broker providing distribution and servicing of motor insurance products, while also providing RSA, vehicle inspection, and claims management services. Our India operations also serve as the Company’s global technology headquarters, where our product, engineering, and AI teams develop and scale the core platforms that power our insurance and mobility services worldwide. Together, these operations form a seamless platform that combines insurance, technology, and mobility services across our global footprint.

Our mission is to build the leading company at the intersection of AI, insurance and mobility. To further our mission, we have built a pioneering lab focused on fundamental and applied AI research. We work on core research areas in computer vision, generative AI, and traditional machine learning to develop product experiences that improve the safety, convenience, and protection of millions of drivers across the world. Roadzen is a founding member of the AI Alliance fostering safe, responsible, and open-source development alongside industry leaders such as Meta, IBM, Hugging Face, Stability AI, AMD, Service Now, and others. Our approach to building precision AI models in insurance and mobility has won several industry accolades. In October 2021, Forbes Magazine ranked Roadzen among the Top 10 AI companies. In 2022, Financial Express named Roadzen AI Startup of the Year. Additionally, the company won two awards at the prestigious Global Artificial Intelligence Summit & Awards: “Best Use of AI in Mobility” and “Best Use of AI in Insurance,” both presented by the All India Council for Robotics & Automation (AICRA). Roadzen achieved significant industry recognition for its advancements in AI and technology during Fiscal Year 2025. Honors included ‘Best AI in Deep Tech’ at the AI Awards Summit 2025 by Entrepreneur India and secured a spot on the Fintech40 Index by L’Observatoire de la Fintech. It was named the ‘World’s Top InsurTech’ by CNBC in 2024, ‘Most Innovative Use of AI’ by Financial Express at the FE Futech Awards 2024 and won the Gold Stevie Award for its xClaim insurance solution at the International Business Awards 2024. Additional recognitions included ‘Excellence in InsurTech’ by the India FinTech Forum (IFTA 2024), ‘Best Use of AI in Insurance’ at the Global AI Summit & Awards (GAISA 2024), and ‘Best Product and Business Team’ at the World Auto Forum 2024. Roadzen also won ‘Best Use of Technology’ at the Entrepreneur Awards 2024 and ‘Most Innovative Company’ at the World Finance Innovation Awards 2024.

Our Opportunity

We recognize four broad areas of opportunity for the future of auto insurance that our technology is poised to address.

Product and Pricing

The way auto insurance is underwritten and priced is expected to undergo a fundamental shift. With increasing connectivity, “pay how you drive” and usage-based insurance (“UBI”) will emerge as natural complements to traditional auto insurance. Mobile apps, aftermarket devices, and the actuarial challenges of underwriting insights after selection are likely to become outdated. Instead, the insurance industry is likely to experience a change due to a proliferation of connected data from the vehicle which, when added to demographic data and loss-causing information such as braking, acceleration, cornering and driving speed, will create better risk pools. Such enhanced and connected data will improve the accuracy and convenience of assessing and pricing risk in real-time, giving advantage to those that have access to this data.

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

Roadzen is uniquely positioned with the technology, global scale, and strategic relationships to emerge as a key player at the forefront of this massive change.

Our Business

Roadzen has two principal models for generating revenue: 1) platform sales of our IaaS platform, and 2) brokerage commissions and fees. We follow a capital-light business model, meaning that we do not underwrite any risk ourselves or carry any insurance risk on our balance sheet for either source of revenue.

1.	IaaS Platform:

Roadzen provides an IaaS technology platform addressed towards insurance for mobility. The IaaS platform has a suite of products that work cohesively to address the auto insurance value chain. Roadzen sells its IaaS platform to insurers, car manufacturers, and fleet companies to deliver services for their respective insured customers. Our deep understanding of the insurance industry has enabled us to develop a unified suite of modules and products that is tailored to address the key challenges faced in auto insurance. Our proprietary solution suite includes several products that support the insurance lifecycle, such as:

●	Via: enables fleets, carmakers and insurers to inspect a vehicle using computer vision;

●	Global Distribution Network (GDN): enables the configuration, customer quote, payment (in any currency), and administration of any insurance policy with any insurance carrier as the underwriter:

●	xClaim: enables digital, touchless and real-time resolution of claims from FNOL through payment, using telematics and computer vision;

●	StrandD: enables digital, real-time dispatch and tracking for RSA and FNOL during accident claims;

●	Good Driving: enables insurers and fleets to recognize their best drivers, train poor drivers and build usage-based insurance, or UBI programs; and

●	DrivebuddyAI: enables any vehicle to get advanced driver-assistance capabilities utilizing cameras and neural networks to deliver better safety on the road.

●	MixtapeAI: a platform designed to power AI agents and transform customer interactions in the insurance and mobility sectors.

Our technology revolutionizes the customer experience by helping customers obtain a policy within seconds and process a claim estimate within minutes in comparison with existing processes that can take weeks. Roadzen’s revenue derived from platform sales is usage-based, meaning we get paid on a per-vehicle or per-use basis.

Roadzen’s IaaS income accounted for approximately 47% of revenues for the year ended March 31, 2025.

2.	Brokerage Solutions:

Roadzen acts as an insurance broker utilizing its technology to sell insurance through our embedded and B2B2C distribution model. The policies are sold by insurance intermediaries such as agents and through captive distributors such as dealerships, fleets and used car platforms. Our B2B2C channel partners choose us for a variety of reasons — for the ease of integrating our technology through APIs into their ecosystem, for a seamless, fully digital customer experience from obtaining a policy to submitting a claim, and for integrations with a large number of insurance companies who sell their policies through our platform to give users multiple policy options. Lastly, we can provide a superior customer experience by bundling telematics for road safety, roadside assistance (“RSA”) and claims management to the customer — a customer experience that we believe is unrivaled by other traditional brokers. Roadzen’s revenues from brokerage services are based on commissions and other fees that are paid by our insurance carriers as a percentage of the Gross Written Premium for each policy.

Roadzen’s brokerage solutions accounted for approximately 53% of revenue for the year ended March 31, 2025.

Our Strengths

1.	Data. We have collected extensive data and consumer insights over the years. These data insights help our insurer customers with more accurate risk assessment and pricing of their policies. By providing insurers with tailored data insights and analytics to make profitable risk selections, we enable them to generate advanced pricing simulation and underwriting models.

2.	Technology Architecture. Our open API architecture is conducive to technology integrations with insurers on one side and distribution channels on the other for our brokerage business. Our platform enables real-time data sharing and pricing simulations. We continuously automate the processes across policy purchase and issuance, servicing and renewals, thereby streamlining processes for insurers who utilize our platform to offer insurance to their customers. We also work with insurers to create dedicated and customized technology-based solutions for various process flows, such as offering computer vision-based inspections, digital KYC and easy payment processing.

3.	Deep domain expertise. We have assembled a global team with decades of experience and knowledge in insurance, automotive and technology. This cross-functional expertise is necessary to address the complexity in the automotive insurance sector.

4.	Proven R&D engine. We invest heavily in R&D efforts and are committed to delivering market-leading technology for the auto insurance economy. We believe AI will have a transformative impact on the insurance economy and have focused our efforts on deep learning technology, and we have released several new solutions incorporating real world AI at enterprise scale. We are building a high-tech computer vision lab where our goal is to make machines “see.” This has a significant impact at the intersection of insurance and mobility. We have developed over 150 AI models in computer vision as well as natural language processing such as car inspection, driver scoring, vehicle, part and damage detection, driver distraction, insurance GPT (policy summary of any insurance policy), claims invoice automation, road object detection and driver facial landmark detection. Roadzen AI is built on our proprietary Canvas platform that allows ground truth generation, automated model selection, and continuous training and deployment of AI models. We believe our focus on machine learning operations allows us to build and deploy models faster, iterate quicker and produce impactful real-world AI is a significant competitive advantage over our traditional and Insurtech peers.

5.	Deep, collaborative ecosystem relationships. Since founding, we have developed strong and strategic relationships with leading insurers, reinsurers, on-ground repair networks, dealership groups, fleets and automotive manufacturers, among others. We are a trusted partner to our clients, which allows us to collaborate and adapt our business based on customer feedback and changing expectations to stay ahead of our competition.

Our Business Strategy

1.	Acquire New Customers. We believe there is a substantial opportunity to continue to grow our customer base across the auto insurance industry. We have 112 major customers in the insurance and automotive industry and approximately 3,800 customers made up of smaller agents and fleets, which represents a very small portion of carriers, automakers and fleets globally. We are investing in our sales and marketing, specifically targeting key accounts, expanding small business sales, and leveraging current customers as references.

2.	Cross-sell and Upsell to Existing Customers. A central part of our strategy is expanding solution adoption across our existing customer base. We have developed long-term relationships with our customers and have a proven track record of successfully cross-selling product offerings. Our customers are increasingly looking to Roadzen as a trusted partner to address complexity and solve their challenges. We have the opportunity to realize incremental value by selling additional functionality to customers that do not currently utilize our full solution suite from our platform. As we innovate and bring new technology and solutions to the market, we also have the opportunity to realize incremental value by selling new products to our existing customer base. Our customers include leading insurers and car companies that have a global presence and are keen on digitizing their auto insurance offerings. We believe that successful integration in one geography can open up opportunities within other geographies.

3.	Broaden our partner ecosystem. We view our customers as partners, as our product offerings act as an extension of their business. We intend to extend our network of partners to enhance our value proposition and create new market opportunities. We have a large network of insurance providers and reinsurance providers that use our platform and that are either interdependent on each other or, at the very least, would benefit from fostering mutually beneficial relationships with one another. As an example, if a reinsurer is looking to expand into a new market, they will need an insurer that can support them on the front end of the insurance process. Roadzen’s network of insurers is a great resource and Roadzen can help facilitate a marriage of reinsurer with insurer, providing a potential business expansion solution for its customers and, in turn, creating more business conducted through Roadzen. The more customers Roadzen acquires, the likelier it becomes that one customer will find a partner in another customer.

4.	Broaden our geographical presence. We believe there is significant need for our solutions on a global basis and, accordingly, an opportunity to grow our business through international expansion. The global nature of several of our clients provides an excellent anchor relationship to launch us into new markets.

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

1.	Insurance as a Service (IaaS) Platform

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

xClaim initiates a claim using telematics, conducts remote surveys of accidents using photos and videos, and processes the claim by providing an estimate of costs needed to repair or replace the damaged part purely using computer vision. Applying photography, video-streaming and computer vision, Roadzen can inspect a vehicle instantly to assess risk profile, damages, and repair value. We believe that Roadzen delivers a best-in-class customer experience with improved outcomes for insurers, customers and repair shops alike. Whether parametric, assisted, or self-service, our engine handles all claims using algorithmic triage protocols, video, and deep learning for faster and more accurate resolution. Our deep ecosystem for claims processing includes loss adjusters, repairers, roadside assistance, and payments for a one-stop solution to simplify and transform the claims journey.

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

Telematics

We have built a telematics data exchange that enables the ingestion of mobility data from a multitude of sources, including connected cars, on-board diagnostics devices, software development kits (mobile apps), and dashcam video. It is a next-generation telematics platform that adds real-time driving context to significantly improve risk measurement, and more importantly, guide drivers to avoid predictable risks and make driving safer. Roadzen’s telematics improves upon first-generation telematics solutions by fusing real-time traffic, video context, and weather information with driver behavior data. Additionally, we add driver distractions and fatigue to the evaluation matrix, and we measure accident hot spots to create the most comprehensive and rich driving evaluation possible. Roadzen’s telematics offerings are bundled into its underwriting, claims and brokerage products.

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

Roadzen telematics for insurance consists of a comprehensive telematics stack for driver behavior including:

●	Software-based: The insured end customer’s mobile phone generates driving behavior data through a software development kit (“SDK”) which is integrated into a mobile application. This software is primarily utilized by insurers to embed in the end customer applications, generating the insured’s driver score for future policy underwriting.

●	Connected vehicles: As vehicles become increasingly connected over time, more and more will have a telematics control unit built into the vehicle, and Roadzen’s APIs can integrate with the vehicle software to fetch data for our exchange.

●	Video telematics: Roadzen’s subsidiary DrivebuddyAI is a V2X (“vehicle-to-everything”) dashcam that brings ADAMATICS (ADAS + Telematics) capabilities to any vehicle using purely computer vision. The system continuously monitors the road ahead and utilizes artificial intelligence to analyze potential hazards. The driver-facing camera performs landmark detection on the driver’s face to recognize distractions, pose, and yaw. The system alerts the driver in real-time to avoid collisions — a major benefit for fleets, insurers and automotive OEMs. Reduced distractions and collision avoidance leads to better underwriting outcomes and loss control for insurers and commercial fleets. The DrivebuddyAI system is not just safer for fleets, but is also used for more accurate driver logging, fleet utilization, and visual mapping. We believe that our ADAMATICS solution has an opportunity to become a fundamental part of the commercial auto insurance market.

2.	Brokerage Solutions

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

Currently, the digital brokerage competitive environment is focused on selling the available insurance products without innovating the insurance product itself. Roadzen’s IaaS platform, with its unique capabilities, gives its distribution business a competitive edge. The platform’s capabilities include:

●	Product creation and underwriting: Our technology can be used by insurers to make underwriting decisions for their customers, the platform has ingested years of data to train and improve its algorithms’ policy pricing capabilities. We have built and launched traditional auto, UBI and driver score-based insurance policies with our partners.

●	Re-insurer backing: Roadzen has cultivated partnerships with global reinsurers, which provides Roadzen with the ability to co-create products using our technology and in turn provide them to our customers.

●	API Exchange: Roadzen’s insurance marketplace is agnostic as to the insurer, geography and product, enabling Roadzen to launch new products, enter new markets, and serve any vehicle category. Our API benefits end-customers with access to a single window of real-time quote information from all participating insurers and a seamless claims management experience.

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

Research and Development

As of March 31, 2025, Roadzen had 72 engineers, computer vision researchers and data scientists focused on building software to address the challenges and complexity in auto insurance. Our product and engineering team focuses on enhancing our solutions to meet the complex requirements of our customers with a focus on capabilities, operational efficiency, security, and privacy of our platform. We also invest significantly in developing our products and customizing them for the specific market in which the customer operates, including the relevant regulations, language, currency and payment methods.

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

As of March 31, 2025, we had no U.S. trademarks or pending applications, and we had seven registered non-U.S. trademarks and one pending non-U.S. trademark applications. As of March 31, 2025, we had no U.S. patents and pending applications, and three registered non-U.S. patent, one registered non-U.S. design and two pending non-U.S. patent applications.

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

Our People and Culture

We have assembled a proven, global team with excellence and experience spanning technology, AI, insurance and mobility. As of March 31, 2025, we had 294 full-time employees and 14 part-time employees. None of our employees are represented by a labor union. We believe we have good relationships with our employees and have not experienced any interruptions of operations due to labor disagreements.

Division	Employee
Technology	72
Management	11
Sales & Business Development	124
Operations	58
Finance, HR, Compliance and Admin	43
Total	308

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

Our Customers

We have strong customer relationships in the auto insurance market. These relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. As of March 31, 2025, we had customer agreements with 34 insurers (including carriers, self-insurers and other entities processing insurance claims), 78 automotive clients, and approximately 3,800 agent and fleet customers. As of March 31, 2025, our insurer clients made up less than 1% of the total number of clients, but approximately 30% of the enterprise client base (i.e., 34 of the 112 total insurers and automotive clients).

Key customer ecosystems are as follows:

●	Insurance — including insurance companies, reinsurers, agents, brokers.

●	Automotive — including carmakers (OEMs), dealerships, online-to-offline car sales platforms.

●	Fleets — including small and medium fleets, taxicab companies, ridesharing platforms and commercial and corporate fleets.

●	Other distribution channels such as financial services companies providing auto loans and telematics companies.

And key customer benefits from working with us can include:

●	For Insurers — faster, efficient and cheaper claims processing, lower combined operating ratios, lower distribution costs and better underwriting models.

●	For Automotive — embedded or white-labeled products with better visibility on the insurance distribution process for both new and renewal policies, extended warranty programs, faster and more transparent claims settlements.

●	For Fleets — advanced road safety using telematics, lower premiums and faster claims processing.

Our revenue is dependent on clients in the automotive insurance industry, OEMs and automotive fleets, and historically a relatively small number of clients have accounted for a significant portion of our revenue. For the year ended March 31, 2025, we had three customers that individually represented approximately 14%, 13% and 10% of our total revenue. During this same period, revenues from 10 customers collectively accounted for approximately 67% of our total revenue.

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

In the United Kingdom, the FCA conducted a comprehensive review of the Guaranteed Asset Protection (“GAP”) product, a key contributor to our operations in the U.K., resulting in a directive for all insurers, including our insurance partner, to temporarily cease selling the GAP product in February 2024. The regulator has mandated that insurers make a resubmission, or new GAP proposal, outlining the product features, coverages and pricing for approval by the FCA before sales of the GAP product can be resumed. The temporary suspension of GAP sales had a significant impact on our revenue, financial performance, and overall profitability.

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

We have incurred net losses of $72.9 million and $99.7 million for our fiscal years ended March 31, 2025 and 2024, respectively. As a result, we had an accumulated deficit of $224.3 million and $151.6 million as of March 31, 2025 and 2024, respectively. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to scale operations, broaden our customer base, expand our sales and marketing activities, including expanding our sales team, hire additional employees, and continue to develop our technology. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as we transition to being a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow, or revenue may decline, for several possible reasons, including slowing demand for our services or increasing competition. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or increasing profitability or positive cash flow on a consistent basis.

A substantial portion of our revenue is derived from a relatively small number of clients ranging from insurers, OEMs and automotive fleets, and the loss of any of these clients, or a significant revenue reduction from any of these clients, could materially impact our business, results of operations and financial condition.

As of March 31, 2025, we had 34 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), compared to 33 in the prior year; 78 automotive customer agreements in fiscal 2025 compared to 68 in the prior year; and approximately 3,800 agents and fleet customer agreements in fiscal 2025 compared to approximately 3,200 in the prior year. Roadzen’s insurer clients made up less than 1% of Roadzen’s total number of clients, but approximately 30% of Roadzen’s enterprise client base (i.e., 34 of the 112 total insurers and automotive clients).

Our revenue is dependent on clients in the automotive insurance industry, OEMs and automotive fleets, and historically a relatively small number of clients have accounted for a significant portion of our revenue. For the year ended March 31, 2025, we had three customers that individually represented approximately 14%, 13% and 10% of our total revenue. During this same period, revenues from 10 customers collectively accounted for approximately 67% of our total revenue.

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

The FCA has the authority to suspend the sale of any insurance product sold within the U.K. and for which it has oversight if it does not believe a firm or a product is protecting the interests of U.K. consumers. Effective February 2024, the FCA paused all sales of the Guaranteed Asset Protection (“GAP”) product, a key contributor to our operations in the U.K., directing all insurers, including our insurance partner, to temporarily cease selling the GAP product. The regulator mandated insurers to make a resubmission, or new GAP proposal, outlining product features, coverages and pricing for approval by the FCA before sales of the GAP product could be resumed. Although our insurance partner, which is obligated to adhere to FCA guidelines, received approval to sell GAP products, the resubmission and approval process had a significant impact on our revenue, financial performance, and overall profitability.

Any new FCA-mandated suspension may materially impact our business, results of operations and financial condition, including reputational damage, and potential loss of clients and customer confidence. The FCA may request submission of certain documents including any formal confirmation of financial support. Any adverse findings, delays in responding, or inability to meet the FCA’s expectations could impact our regulatory standing in the U.K., affect the ability to operate in that jurisdiction, or result in reputational harm. These factors could have a material adverse effect on our business, financial condition, and results of operations.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

Although our current business model is not directly reliant on the import or export of physical goods, recent trade policies and uncertainty related thereto, including with respect to tariffs and other restrictions, have created a dynamic and unpredictable trade landscape, which may indirectly adversely impact our business and operations. For example, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our services or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.

Trade disputes, trade restrictions, tariffs, and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff and macroeconomic uncertainty may have and continue to contribute to volatility in the price of our Ordinary Shares.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

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

Our future success depends, in part, on our ability to underwrite insurance policies, distribute motor insurance, extended warranty and other insurance policies, and manage insurance claims using our AI-based technology platform. Our ability to attract new customers will depend on the perceived benefits and pricing of our services and the effectiveness of our sales and marketing efforts. Other factors, many of which are out of our control, may now or in the future impact our ability to attract new customers, including:

●	potential customers’ inexperience with or reluctance to adopt software-based and/or AI solutions for their existing operations;

●	potential customers’ commitments to or preferences for their existing vendors;

●	actual or perceived switching costs;

●	the adoption of new, or the amendment of existing, laws, rules, or regulations that negatively impact the utility of, or that require difficult-to-implement changes to, our services, including deregulation that reduces the need for compliance functionality;

●	our failure to expand, retain, and motivate our sales and engineering personnel;

●	our failure to expand into new markets;

●	our failure to develop or expand relationships with existing partners or to attract new partners;

●	our failure to develop our application ecosystem and integrate with new applications and devices used by potential customers;

●	our failure to help potential customers successfully deploy and use our solution; and

●	general macroeconomic conditions.

If our efforts to attract new customers are not successful, our business, financial condition, and results of operations may suffer.

Our rapid growth makes it difficult to evaluate our future prospects and increases the risk that we will not continue to grow at or near historical rates.

We have been growing rapidly over the last several years, with revenue of approximately $44.3 million and $46.7 million for the fiscal years ended March 31, 2025 and 2024, respectively As a result, our ability to forecast our future results of operations is subject to several uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our IaaS solutions from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of contracts by our existing customers, and the maturation of our business, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, we expect that our revenue growth rate may decline in the future because of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks, and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, financial condition, and results of operations could be harmed.

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

We market and sell automobile insurance through a direct sales B2B2C model and we must expand our sales organization to increase our sales to new and existing customers. As of March 31, 2025, our sales and business development team consisted of 124 members. We expect to continue expanding our direct sales force, both domestically and internationally, particularly our direct sales organization focused on sales to large organizations. We also expect to dedicate significant resources to sales programs that are focused on these large organizations. Once a new customer begins using our services, our sales team will need to continue to focus on expanding use of our services by that customer, including increasing the number of AI solutions used by that customer across other use cases. All of these efforts will require us to invest significant financial and other resources. If we are unable to expand and successfully onboard our sales force at sufficiently high levels, our ability to attract new customers may be harmed, and our business, financial condition and results of operations could be adversely affected. In addition, we may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales programs are not effective. We have experienced turnover in our sales team members, which results in costly training and operational inefficiency. In order to increase our revenue, we expect we will need to further build our direct sales capacity. Additionally, our entry into any new markets and use cases will require us to develop appropriate internal sales capacity and to train our sales teams to effectively address these markets. If we are unsuccessful in these efforts, our ability to grow our business will be limited, and our business, results of operations, prospects, and financial condition will be adversely affected.

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

Historically, transactions occurring outside of the three core markets, the U.S., India, and the U.K./E.U., have represented a small portion of our overall processed transactions. However, we intend to continue to expand our international sales efforts. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in these three core markets. Because of our limited experience operating outside these three markets, our international expansion efforts outside of these three core markets may not be successful. We may rely heavily on third parties outside of the three core markets, and as a result we may be adversely impacted if we invest time and resources into such business relationships but do not see significant sales from such efforts. Potential risks and challenges associated with sales to customers and operations outside of our core markets include, but are not limited to:

●	compliance with multiple conflicting and changing governmental laws and regulations, including employment, tax, money transmission, privacy, and data protection laws and regulations;

●	increased travel, real estate, infrastructure, legal and compliance costs associated with international operations;

●	laws and business practices favoring local competitors;

●	new and different sources of competition;

●	new integrations for international technology platforms;

●	localization of our solutions, including translation into foreign languages, obtaining and maintaining local content, and customer care in such languages;

●	treatment of revenue from international sources and changes to tax rules, including being subject to foreign tax laws and liability for paying withholding or other taxes in foreign jurisdictions;

●	fluctuation of foreign currency exchange rates;

●	greater difficulty collecting accounts receivable, longer sales and payment cycles, and different pricing environments;

●	challenges inherent in efficiently managing, and increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;

●	restrictions on the transfer of funds;

●	inconsistent or irregular availability of reliable Internet connectivity in areas targeted for expansion;

●	limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents, or obtaining necessary intellectual property licenses from third parties;

●	natural disasters, acts of war, terrorism, pandemics, or security breaches;

●	import and export license requirements, tariffs, taxes and other trade barriers;

●	compliance with sanctions laws and regulations, including those administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury;

●	compliance with various anti-bribery and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act (“UKBA”); and

●	regional or national economic and political conditions.

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

As of March 31, 2025, we had cash and cash equivalents of approximately $4.8 million. During the period ended March 31, 2025, the Company incurred a net loss of approximately $72.8 million and had cash flows used in operating activities of approximately $18.1 million.

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

Based on our history of losses, we do not expect that we will be able to fund our longer-term capital and liquidity needs to execute our business plan and pursue our strategic goals through our cash balances and operating cash flows alone. To fund our longer-term capital and liquidity needs, we expect we will need to secure additional capital. However, our business plan and financing needs are subject to change depending on, among other things:

●	the number and characteristics of any additional products we develop or acquire to serve new or existing markets;

●	the scope, progress, results and costs of researching and developing future products or improvements to existing products;

●	the expenses associated with our sales and marketing initiatives;

●	our investment to expand our service offerings;

●	the costs required to fund domestic and international growth;

●	any lawsuits, arbitration, or other legal proceedings related to our products or commenced against us;

●	the expenses needed to attract and retain skilled personnel;

●	the costs associated with being a public company;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and

●	the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

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

Our products transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communications Commission (“FCC”), as well as other federal and state agencies. Further, to the extent our AI requires the use of electronic logging devices (“ELDs”), they are subject to regulation by the Federal Motor Carrier Safety Administration (“FMCSA”) and may be subject to similar regulations in other countries in which they are used. Among other challenges, compliance with ELD regulations often requires reading and interpreting diagnostic information from commercial motor vehicle engines, which can prove challenging given the diversity of commercial motor vehicles in our customers’ fleets, the continuous release of vehicles of new makes, models, and years with potentially different diagnostic communication protocols, and the lack of standardization of diagnostic communication protocols across OEMs. Our ability to design, develop and sell our products will continue to be subject to these rules and regulations, as well as many other federal, state, local and foreign rules, and regulations, for the foreseeable future.

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

We are currently and may in the future become a party to litigation, which could result in damage to our reputation and harm our future results of operations.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. For example, we are currently involved in litigation with Meteora, as described in Item 3 (Legal Proceedings) in this Annual Report (collectively, the “Meteora Litigation”). While we are seeking significant damages against Meteora, we may not prevail in the Meteora Litigation, and may have to pay damages to Meteora. In addition, litigation, including the Meteora Litigation, might result in substantial costs and may divert management’s attention and resources, which might harm our business, financial condition, and results of operations. While we believe that we can partially mitigate the risk and severity of exposure from these lawsuits through contractual provisions in certain of our agreements with insurance carriers, and carrying our own insurance that we believe is adequate to cover adverse claims arising from these lawsuits or similar lawsuits that may be brought against us, we may not have adequate contractual protection in all of our contracts and defending these and similar litigation is costly, diverts management from day-to-day operations, and could harm our brand and reputation. As a result, we may ultimately be subject to a damages judgment, which could be significant and exceed our insurance policy limits or otherwise be excluded from coverage.

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

Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing compliance with various legal obligations, covering topics including privacy and data protection, telecommunications, intellectual property, employment and labor, workplace safety, the environment, consumer protection, governmental trade sanctions, import and export controls, anti-corruption and anti-bribery, securities, and tax. In certain jurisdictions, these regulatory requirements may be more stringent than in the U.S. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:

●	investigations, enforcement actions, and sanctions;

●	mandatory changes to our solutions and services;

●	disgorgement of profits, fines, and damages;

●	civil and criminal penalties or injunctions;

●	claims for damages by our customers or channel partners;

●	termination of contracts;

●	loss of intellectual property rights; and

●	temporary or permanent debarment from sales to government organizations.

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

Various United States privacy laws are potentially relevant to our business, including the Federal Trade Commission Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”), and the Telephone Consumer Protection Act. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, loss of trust by our users, and a material and adverse impact on our reputation and business.

Additionally, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including by seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. A new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election and is effective as of January 1, 2023. The CPRA significantly modified the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. A number of other states, such as Illinois, Texas, Washington, Virginia, and Colorado, have implemented, or are considering implementing, their own versions of privacy legislation, which could increase our potential liability and cause us to incur substantial costs and expenses in an effort to comply and otherwise adversely affect our business. Some of those laws, including Illinois’ Biometric Information Privacy Act, also provide consumers with a private right of action for certain violations and large potential statutory damages awards. Recent litigation around these laws has encouraged plaintiffs’ attorneys to bring additional actions against other targets, and because some of our products employ technology that may be perceived as subject to these laws, we and our customers may become subject to litigation, government enforcement actions, damages and penalties under these laws, which could adversely affect our business, results of operations and our financial condition. Further, in March 2017, the U.K. formally notified the European Council of its intention to leave the E.U. pursuant to Article 50 of the Treaty on the European Union. The U.K. ceased to be a E.U. Member State on January 31, 2020, but enacted legislation that substantially implements the GDPR and which provides for substantial penalties in a manner similar to the GDPR (up to the greater of £17.5 million and 4% of our global annual turnover for the preceding financial year for the most serious violations). It is unclear how the U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. Further, some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

In the E.U. we face particular privacy, data security, and data protection risks in connection with requirements of the GDPR 2016/679 and other data protection regulations. Among other stringent requirements, the GDPR restricts transfers of data outside of the E.U. to countries deemed to lack adequate privacy protections (such as the U.S.), unless an appropriate safeguard specified by the GDPR is implemented. A July 16, 2020 decision of the Court of Justice of the European Union invalidated a key mechanism for lawful data transfer to the U.S. and called into question the viability of its primary alternative. As such, the ability of companies to lawfully transfer personal data from the E.U. to the U.S. is presently uncertain. Other countries have enacted or are considering enacting similar cross-border data transfer rules or data localization requirements. These developments could limit the Company’s ability to deliver its products in the E.U. and other foreign markets. In addition, any failure or perceived failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way Roadzen processes data.

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

Any patents, trademarks, or other intellectual property rights that we have obtained or may obtain may be challenged by others or invalidated, circumvented, abandoned or lapse. As of March 31, 2025, we had no U.S. trademarks or pending applications, and we had seven registered non-U.S. trademarks and one pending non-U.S. trademark applications.

As of March 31, 2025, we had no U.S. patents and pending applications, and three registered non-U.S. patents, one registered non-U.S. design and two pending non-U.S. patent applications.

As of March 31, 2024, we had no U.S. patents and pending applications, and three registered non-U.S. patents, one registered non-U.S. design and two pending non-U.S. patent applications.    There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. There can also be no assurance that our patents or application will be equally enforceable or otherwise protected by the laws of non-U.S. jurisdictions.

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

We take steps to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require our proprietary software to be subject to many of the restrictions in an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. Additionally, we rely on our technology team of 72 professionals that includes software programmers, data scientists and design team to develop our proprietary technologies, and although we take steps to prevent our programmers from including objectionable open source software in the technologies and software code that they design, write and modify, we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated such open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, results of operations, and prospects.

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

A portion of our business and some of our employees are located in India, and we intend to continue to develop and expand our business in India. Consequently, our financial performance and the market price of our ordinary shares may be affected by changes in exchange rates and controls, interest rates, volatility in and actual or perceived trends in trading activity on India’s principal stock exchanges, prevailing economic conditions, changes in government policies, including taxation policies and foreign investment policies, social and civil unrest and other political, social and economic developments in or affecting India. The Government of India has exercised and continues to exercise significant influence over many aspects of the Indian economy. Since 1991, successive Indian governments have generally pursued policies of economic liberalization and financial sector reforms, including by significantly relaxing restrictions on the private sector. Nevertheless, the role of the Indian central and state governments in the Indian economy as producers, consumers and regulators has remained significant and we cannot assure you that such liberalization policies will continue. The rate of economic liberalization could change, and specific laws and policies affecting travel service companies, e-commerce, data, foreign investments, currency exchange rates and other matters affecting investments in India could change as well or be subject to unfavorable changes, interpretations, or uncertainty, including by reason of limited administrative or judicial precedents. There can be no assurance that the Government of India may not implement new regulations and policies, which will require us to obtain approvals and licenses or impose onerous requirements and conditions on our operations. A significant change in India’s policy of economic liberalization and deregulation or any social or political uncertainties could adversely affect business, financial condition, results of operations and prospects. Factors that may adversely affect the Indian economy, and hence our results of operations, may include:

●	the macroeconomic climate, including any increase in Indian interest rates or inflation;

●	any exchange rate fluctuations, the imposition of currency controls and restrictions on the right to convert or repatriate currency or export assets;

●	any scarcity of credit or other financing in India, resulting in an adverse effect on economic conditions in India and scarcity of financing for our expansions;

●	prevailing income conditions among Indian customers and Indian corporations;

●	epidemic, pandemic or any other public health in India or in countries in the region or globally, including in India’s various neighboring countries;

●	volatility in, and actual or perceived trends in trading activity on, India’s principal stock exchanges;

●	changes in India’s tax, trade, fiscal or monetary policies;

●	political instability, terrorism or military conflict in India or in countries in the region or globally, including in India’s various neighboring countries;

●	occurrence of natural or man-made disasters;

●	prevailing regional or global economic conditions, including in India’s principal export markets;

●	other significant regulatory or economic developments in or affecting India or its consumption sector;

●	international business practices that may conflict with other customs or legal requirements to which we are subject, including anti-bribery and anti-corruption laws;

●	protectionist and other adverse public policies, including local content requirements, import/export tariffs, increased regulations or capital investment requirements;

●	logistical and communications challenges;

●	difficulty in developing any necessary partnerships with local businesses on commercially acceptable terms or on a timely basis; and

●	being subject to the jurisdiction of foreign courts, including uncertainty of judicial processes and difficulty enforcing contractual agreements or judgments in foreign legal systems or incurring additional costs to do so.

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

While POEM provisions are described under the Indian domestic tax regime, “permanent establishment” concept and provisions are generally contained under bilateral double taxation avoidance agreements (“International Tax Treaties”) that India has executed with multiple countries globally. India does not have an international tax treaty with the British Virgin Islands, but it has an Agreement for Exchange of Information with respect to taxes with the British Virgin Islands. However, the Income Tax Act contemplates a comparable concept of “business connection,” which has a much wider scope of taxability than that of the permanent establishment under an international tax treaty. Business connection is defined to include significant economic presence. A foreign enterprise may set up a significant economic presence in India if (a) sales from transactions in goods, services or property with any person in India (including provision of data or software downloads) during the tax year exceed INR 20 million (approximately USD 233,696 based on an exchange rate of USD 1.00 = INR 85.5814 as of March 31, 2025, or (b) the Company engages in systematic and continuous soliciting of its business activities or interacts with more than 300,000 Indian users. A significant economic presence may arise even if such foreign enterprise (i) has no physical place of business or employees in India, (ii) does not render any services in India, and/or (c) does not enter into agreements in India.

Under Section 6 of the Income Tax Act, POEM is defined as “a place where key management and commercial decisions that are necessary for the conduct of the business of an entity as a whole are, in substance, made.” The guidance for determining POEM sets forth certain tests to determine if a company is engaged in active business outside India. The POEM of a company with active business outside India is presumed to be outside India if the majority of its board meetings are held outside India in the relevant financial year, subject to certain caveats contained in the circulars issued by the Central Board of Direct Taxes (“CBDT”), Ministry of Finance, Government of India. If a company does not qualify as having active business outside India, there is a two-stage process for determining its POEM. The first stage involves the determination of the people who make key management and commercial decisions for the business of the company as a whole. The second stage involves a determination of the place where such decisions are in fact being made. To this end, factors such as whether the company’s head office is located outside India, where the board of directors meets and makes decisions and whether it delegates any of its authority to senior management for making commercial decisions related to the company, are relevant. Additionally, Circular 8 of 2017 issued by the CBDT provides an exemption from POEM regulations to any company incorporated outside of India with revenues of INR 500 million (approximately USD 5.8 million based on an exchange rate of USD 1.00 = INR 85.5814 as of March 31, 2025) or less in a given financial year.

If it is determined by the Indian tax authorities that the Company will have a POEM in India, it will be subject to tax in India on our global income and will be subject to all procedural requirements, including filing a tax return in India and complying with certain tax withholding provisions. The applicable corporate tax rate for a domestic company is 22-30%, however, the Central Board of Direct Taxes, Ministry of Finance, Government of India, prescribes that a foreign company that is deemed to have a POEM in India will be taxed at a rate of 40% plus an applicable surcharge and cess (on tax). A surcharge of 2% of the income tax calculated will be applied if the Company’s total income for any given year exceeds INR 10 million (approximately USD 116,848 based on the exchange rate as of March 31, 2025) but is less than INR 100 million (approximately USD 1.2 million based on the exchange rate as of March 31, 2025), and a surcharge of 5% of the income tax calculated will be applied if the Company’s total income exceeds INR 100 million. Additionally, a health and education cess equal to 4% of income tax as increased by surcharge calculated will be levied).

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

If Nasdaq delists our securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, we expect that the securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for such securities;

●	reduced liquidity for such securities;

●	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

The trading price of our ordinary shares is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Relating to Roadzen’s Business and Industry” and the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of our competitors;

●	the impact of the COVID-19 pandemic and its effect on our business and financial conditions;

●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by the Company or its competitors;

●	announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	any significant change in the Company’s management;

●	changes in general economic or market conditions or trends in the Company’s industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business;

●	future sales of the Company’s ordinary shares or other securities;

●	investor perceptions or the investment opportunity associated with the Company’s ordinary shares relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC;

●	litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of the Company’s competitors;

●	guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance;

●	the development and sustainability of an active trading market for the Company’s share;

●	actions by institutional or activist shareholders;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

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

These provisions, among other things:

●	authorize the Company’s board of directors to issue preference shares in one or more series and to designate the price, rights, preferences, privileges and restrictions of such preference shares without any further vote or action by our shareholders;

●	limit the ability of shareholders to requisition and convene general meetings of shareholders;

●	require advance notice procedures with which shareholders must comply to nominate candidates to the Company’s board of directors or to propose matters to be acted upon at a shareholders’ meeting, which could preclude shareholders from bringing matters before annual or special meetings and delay changes in the Company’s board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise from attempting to obtain control of the Company;

●	provide that directors may be removed only for cause and only upon the unanimous approval of all other directors then in office or shareholders representing at least two-thirds (2/3) of the shares entitled to vote at a meeting for the election of directors; and

●	permit the Company’s board of directors to fill vacancies created by the expansion of the Company’s board of directors or the resignation, death or removal of a director.

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

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that the U.S. judgment:

●	the U.S. court issuing the judgment had jurisdiction in the matter and the Company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

●	is final and for a liquidated sum;

●	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the Company;

●	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

●	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and

●	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

The courts of the British Virgin Islands are also unlikely:

●	to recognize or enforce against the Company judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the Company; and

●	to impose liabilities against the Company, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

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

Our business strategy, results of operations and financial condition have not been affected by risks from cybersecurity threats, however, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors under “Our solutions or products or our third-party cloud providers have experienced in the past, and could experience in the future, data security breaches, which could adversely impact our reputation, business, and ongoing operations”.

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

On April 17, 2025, Roadzen filed a lawsuit in Palm Beach County, Florida against Meteora Capital Partners, LP and affiliated entities (“Meteora”), alleging willful breach of contract and conduct that has damaged Roadzen and its public market value. The lawsuit stems from a Forward Purchase Agreement (the “FPA”) signed in August 2023, under which Meteora agreed to acquire 5 million shares in Roadzen at effectively a zero-cost basis and to remit proceeds from the sale of those shares to Roadzen under certain contractual mechanisms. Roadzen alleges that, despite negotiated safeguards, Meteora sold Roadzen shares without honoring its payment obligations or providing the required notices under the FPA. Roadzen is pursuing a contractual claim plus additional damages. The lawsuit is pending in Palm Beach County, Florida.

On April 18, 2025, Meteora filed a separate lawsuit against the Company in the Court of Chancery of the State of Delaware, also arising out of the FPA and the subscription agreement, dated August 25, 2023, between the Company and Meteora (the “Subscription Agreement”). In its complaint, among other things, Meteora alleges breach of contract by the Company based on the Company’s registration obligations under the Subscription Agreement and seeks specific performance and damages, as well as declaratory judgment that (i) Meteora complied with its obligations under the FPA and Subscription Agreement, (ii) the Company breached certain of its registration obligations under the Subscription Agreement and (iii) Meteora’s obligations to the Company under the FPA are limited to $914,726.53.

On May 23, 2025, the Company removed the pending action to the District Court for the District of Delaware. Thereafter, on June 3, 2025, Meteora moved to remand the action back to the Court of Chancery, and subsequently sought default judgment against the Company in the District Court.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares and warrants trade on the Nasdaq Global Market under the symbols “RDZN” and “RDZNW,” respectively, since September 21, 2023.

Holders

As of March 31, 2025, there were 43 registered holders of record of our Ordinary Shares and 1 holder of record of our warrants. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.

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

Unregistered Sales of Equity Securities

On February 10, 2025 the Company agreed to issue 45,000 Ordinary Shares to a vendor in exchange for services provided or to be provided in connection with marketing and distribution services.

On April 15, 2024, the Company agreed to issue 950 Ordinary Shares per quarter to a vendor in exchange for services provided or to be provided in connection with investor relations and communications, totaling 3,800 as of this filing.

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

Overview

Roadzen is a leading Insurtech company on a mission to transform global auto insurance powered by advanced artificial intelligence (“AI”). At the heart of our mission is our commitment to create transparency, efficiency, and a seamless experience for the millions of end customers who use our products through our insurer, OEM, and fleet (such as trucking, delivery, and commercial fleets) partners. We seek to accomplish this by combining computer vision, telematics and AI with continually updated data sources to provide a more efficient, effective and informed way of building auto insurance products, assessing damages, processing claims and improving driver safety. Insurers and other partners of Roadzen across the world use Roadzen’s technology to launch new auto insurance products, manage risk better and resolve claims faster. These products are built with dynamic underwriting capabilities, Application Programming Interface, or API-led distribution and real-time claims processing.

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

Roadzen has four major client types:

●	Insurance — including insurance companies, reinsurers, agents, brokers;

●	Automotive — including carmakers, dealerships, online-to-offline car sales platforms;

●	Fleets — including small and medium fleets, taxi fleets, ridesharing platforms, commercial and corporate fleets; and

●	Other distribution channels such as financial services companies providing auto loans, and telematics companies.

Our operations are global, and our partners consist of market-leading insurance companies, fleets and automotive original equipment manufacturers (“OEMs”) and carmakers, including AXA, SCOR, Arch, Société Générale, Jaguar Land Rover, Audi, Mercedes, Volvo and several others. Our subsidiary in the U.K., operates through a specialist Managing General Agent (“MGA”) based in Coventry, which provides auto insurance, extended warranties, and claims management services to insurers, automotive dealers, manufacturers, and fleet operators. This MGA leverages its regulatory license to underwrite and service policies locally while utilizing third-party licenses to deliver solutions globally. It acts as a delegated authority on behalf of insurers, managing policy sales and claims adjudication via its brokerage platform. Revenue is generated through commissions and administrative fees tied to Gross Written Premium (“GWP”), with specialty contracts typically structured over five-year terms. Roadzen’s subsidiary in the U.S., operates a licensed auto club based in Burlingame, California that specializes in commercial roadside assistance (“RSA”) and claims management. With a robust network of over 75,000 service providers nationwide, it offers towing, transportation, and first notice of loss (“FNOL”) services to government fleets, enterprises, insurers, and auto manufacturers. These capabilities support our comprehensive suite of mobility and insurance infrastructure services across North America. Roadzen’s subsidiary in India operates as a licensed insurance broker providing distribution and servicing of motor insurance products, including RSA, vehicle inspection, and claim facilitation. Our India operations also serve as the company’s global technology headquarters, where our product, engineering, and AI teams develop and scale the core platforms that power our insurance and mobility services worldwide. This integrated approach allows us to drive innovation and operational efficiency across all markets we serve.

Roadzen’s AI Manifesto

Our mission is to build the leading company at the intersection of artificial intelligence (AI), insurance and mobility. To further our mission, we have built a pioneering lab focused on fundamental and applied AI research. We work on core research areas in computer vision, generative AI, and traditional machine learning to develop product experiences that improve the safety, convenience, and protection of millions of drivers across the world. Roadzen is a founding member of the AI Alliance fostering safe, responsible, and open source development alongside industry leaders such as Meta, IBM, Hugging Face, Stability AI, AMD, Service Now, and others. Our approach to build precision AI models in insurance and mobility has won several industry accolades. Roadzen achieved significant industry recognition for its advancements in AI and technology during FY 2024-25. Honors included ‘Best AI in Deep Tech’ at the AI Awards Summit 2025 by Entrepreneur India and secured a spot on the Fintech40 Index by L’Observatoire de la Fintech. It was named the ‘World’s Top InsurTech’ by CNBC in 2024, ‘Most Innovative Use of AI’ by Financial Express at the FE Futech Awards 2024 and won the Gold Stevie Award for its xClaim insurance solution at the International Business Awards 2024. Additional recognitions included ‘Excellence in InsurTech’ by the India FinTech Forum (IFTA 2024), ‘Best Use of AI in Insurance’ at the Global AI Summit & Awards (GAISA 2024), and ‘Best Product and Business Team’ at the World Auto Forum 2024. Roadzen also won ‘Best Use of Technology’ at the Entrepreneur Awards 2024 and ‘Most Innovative Company’ at the World Finance Innovation Awards 2024.

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

Our Business Model

Roadzen has two principal models for generating revenue: 1) Income from Insurance as a Service (IaaS Platform), and 2) Commission and Distribution Income (Brokerage Solutions). We follow a capital-light business model, meaning that we do not underwrite any risk ourselves or carry it on our balance sheet for either source of revenue.

1.	IaaS Platform:

Roadzen provides an IaaS technology platform addressed towards insurance for mobility. The IaaS platform has a suite of products that work cohesively to address the auto insurance value chain. Roadzen sells its IaaS platform to insurers, car manufacturers, and fleet companies to deliver services for their respective insured customers. Our deep understanding of the insurance industry has enabled us to develop a unified suite of modules and products that is tailored to address the key challenges faced in auto insurance. Our solution suite includes several products that support the insurance lifecycle, such as:

●	Via: enables fleets, carmakers and insurers to inspect a vehicle using computer vision;

●	Global Distribution Network (“GDN”): enables the configuration, customer quote, payment (in any currency), and administration of any insurance policy with any insurance carrier as the underwriter:

●	xClaim: enables digital, touchless and real-time resolution of claims from FNOL through payment, using telematics and computer vision;

●	StrandD: enables digital, real-time dispatch and tracking for RSA and FNOL during accident claims;

●	Good Driving: enables insurers and fleets to recognize their best drivers, train poor drivers and build usage-based insurance (“UBI”) programs; and

●	DrivebuddyAI: enables any vehicle to get advanced driver-assistance capabilities utilizing cameras and neural networks to deliver better safety on the road.

●	MixtapeAI: a platform designed to power AI agents and transform customer interactions in the insurance and mobility sectors.

Our technology revolutionizes the customer experience by helping customers obtain a policy within seconds and process a claim estimate within minutes in comparison with existing processes that can take weeks. Roadzen’s revenue derived from platform sales is usage-based, meaning we get paid on a per-vehicle or per-use basis.

Roadzen’s IaaS Platform accounted for approximately 47% of revenues for the year ended March 31, 2025.

2.	Brokerage Solutions:

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

Roadzen’s Brokerage Solutions accounted for approximately 53% of revenue for the year ended March 31, 2025.

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

●	In addition to our existing geographic and product footprint, we aim to grow by expanding into new markets across our target geographies, leveraging our technology platform to increase our speed to market.

●	We intend to consistently offer cutting edge technology at the intersection of mobility and insurance - a capability that traditional insurance carriers and other insurance intermediaries have struggled to provide. As our clients look to digitize and capture a greater part of the insurance value chain, our technology is the differentiator for them to choose Roadzen as a partner.

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

Since January 1, 2023 we began tracking customer segmentation for Roadzen, described as such: enterprise clients that include insurers, automakers and large fleets (above 100 vehicles), and SMB clients, which include agents, brokers, small dealerships, and small fleets (under 100 vehicles). As of March 31, 2025, we had 34 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), 78 automotive customer agreements, and approximately 3,800 agents and fleet customers agreements.

Strength of the Auto Insurance Market

We generate a majority of our revenues through commissions and fees which are a reflection of the total insurance policy premium. Roadzen derived 53% of revenue from its Brokerage Solutions and 47% from its IaaS Platform for the year ended March 31, 2025. A softening of the insurance market characterized by a period of declining premium rates due to competition or regulation could negatively impact our financial results.

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

The FCA has the authority to suspend the sale of any insurance product sold within the U.K. and for which it has oversight, if it does not believe a firm or a product is protecting the interests of U.K. consumers. Effective February 2024, the FCA paused all sales of the Guaranteed Asset Protection (“GAP”) product, a key contributor to our operations in the U.K., directing all insurers, including our insurance partner, to temporarily cease selling the GAP product. The regulator mandated insurers to make a resubmission, or new GAP proposal, outlining product features, coverages and pricing for approval by the FCA before sales of the GAP product could be resumed.

Although our insurance partner, which is obligated to adhere to FCA guidelines, received approval to sell GAP products, the resubmission and approval process had a significant impact on our revenue, financial performance, and overall profitability.

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

Results of Operations (all figures are denominated in U.S. $)

Comparison of the Years Ended March 31, 2025 and March 31, 2024

	For the year ended March 31,		Change amount	%
Particulars	2025	2024
Revenue	44,296,098	46,724,287	(2,428,189)	-5%
Costs and expenses:
Cost of services	18,833,218	18,132,757	700,461	4%
Research and development	3,779,955	4,973,816	(1,193,861)	-24%
Sales and marketing	28,873,150	33,195,608	(4,322,458)	-13%
General and administrative	51,602,107	65,895,085	(14,292,978)	-22%
Depreciation and amortization	2,020,610	2,185,858	(165,248)	-8%
Total costs and expenses	105,109,040	124,383,124	(19,274,084)	-15%
Loss from operations	(60,812,942)	(77,658,837)	16,845,895	-22%
Interest expense (net)	(3,247,831)	(2,291,123)	(956,708)	42%
Fair value gains/(losses) in financial instruments carried at fair value	(14,844,420)	(19,475,005)	4,630,585	-24%
Other income (net)	7,073,235	838,728	6,234,507	743%
Impairment of investment	(1,245,326)	(3,395,234)	2,149,908	-63%
Gain on deconsolidation of subsidiaries	-	2,098,745	(2,098,745)	-100%
Total other income/(expense)	(12,264,342)	(22,223,889)	9,959,547	-45%
(Loss)/Income before income tax expense	(73,077,284)	(99,882,726)	26,805,442	-27%
Less: income tax (benefit)/expense	(13,973)	(23,648)	9,675	-41%
Net Loss before non-controlling interest	(73,063,311)	(99,859,078)	26,795,767	-27%
Net loss attributable to non-controlling interest, net of tax	(192,879)	(189,743)	(3,136)	2%
Net Loss attributable to Ordinary Shareholders	(72,870,432)	(99,669,335)	26,798,903	-27%

Revenue

	For the year ended March 31,		Change amount	%
Particulars	2025	2024
Revenue
Commission and Distribution Income	23,447,282	30,500,019	(7,052,737)	-23%
Income from Insurance as a Service	20,848,816	16,224,268	4,624,548	29%
Total	44,296,098	46,724,287	(2,428,189)	-5%

Revenue declined by $2.4 million, representing a 5% decrease for the year ending March 31, 2025, compared to the previous year. This reduction was primarily due to the suspension of the GAP product in the U.K.

Commission and Distribution Income saw a decrease of $7.0 million, or 23%, over the same period last year. This drop can be attributed to the suspension of the GAP product in the U.K., which took effect in February 2024, offset by growth in other geographies.

Conversely, revenue from the Insurance as a Service (IaaS) platform experienced significant growth, increasing by $4.6 million, or 29%, for the year ending March 31, 2025. This growth was driven by higher penetration among existing clients and the addition of new clients.

As of March 31, 2025, the Company maintained 34 insurance customer agreements and 78 automotive customer agreements, as well as approximately 3,800 agents and fleet customer agreements.

Cost of Services

	For the year ended March 31,		Change amount	%
Particulars	2025	2024
Cost of services	18,833,218	18,132,757	700,461	4%

Cost of services increased $0.7 million, or 4%, for the year ending March 31, 2025 compared to the prior year. This increase was primarily attributed to the inclusion of costs from NAC, which was acquired in June 2023 and not included April and May 2023.

Research and Development

	For the year ended March 31,		Change amount	%
Particulars	2025	2024
Research and development	3,779,955	4,973,816	(1,193,861)	-24%

Research and development expense decreased $1.2 million, or 24%, for the year ending March 31, 2025 compared to the prior year. This reduction was primarily due to a $0.8 million reduction in technology personnel and consultant expense and a $0.4 million decrease in non-cash compensation expense related to RSU grants.

Sales and Marketing

	For the year ended March 31,		Change amount	%
Particulars	2025	2024
Sales and marketing	28,873,150	33,195,608	(4,322,458)	-13%

Sales and marketing expense decreased $4.3 million, or 13%, for the year ended March 31, 2025 compared to the prior year. This reduction was primarily attributed to lower expenses in the U.K. following the suspension of the GAP product, along with a $0.5 million decrease in non-cash compensation expense related to RSU grants.

General and administrative

	For the year ended March 31,		Change amount	%
Particulars	2025	2024
General and administrative	51,602,107	65,895,085	(14,292,978)	-22%

General and administrative expense decreased $14.3 million, or 22%, for the year ended March 31, 2025 compared to the prior year. This reduction was mainly due to a decrease of $8.1 million in non-cash RSU expense, a $4.9 million decrease in provisions for doubtful accounts (which includes $2.8 million from preferred stock issuance before the Business Combination and $2.1 million in advances to deconsolidated subsidiaries for working capital), coupled with efforts in cost discipline and lower headcount.

Depreciation and Amortization

	For the year ended March 31,		Change amount	%
Particulars	2025	2024
Depreciation and amortization	2,020,610	2,185,858	(165,248)	-8%

Depreciation and amortization decreased by $0.2 million or 8% for the year ended March 31, 2025, compared to the same period in the prior year.

Interest Income (Expense)

	For the year ended March 31,		Change amount	%
Particulars	2025	2024
Interest income/(expense)	-3,247,831	-2,291,123	(956,708)	42%

Interest expense increased $0.9 million or 42% increase for the year ended March 31, 2025 compared to the same period in the prior year primarily due to an increase in borrowings from banks and other parties.

Fair Value Changes in Financial Instruments Carried at Fair Value

	For the year ended March 31,		Change amount	%
Particulars	2025	2024
Fair value changes in financial instruments carried at fair value	-14,844,420	-19,475,005	4,630,585	-24%

Loss on fair valuation changes decreased by $4.6 million or 24%, for the year ended March 31, 2025 compared to the prior year due to the fair market valuation of our Forward Purchase Agreement, convertible promissory notes, and share warrants.

Impairment of Investment

	For the year ended March 31,		Change amount	%
Particulars	2025	2024
Impairment of investment	(1,245,326)	(3,395,234)	2,149,908	-63%

The Company evaluates its non-marketable equity investments for impairment each reporting period through a qualitative assessment that considers various indicators, including significant adverse changes in the investee’s business, legal or regulatory environment, or the ability to obtain relevant financial information.

During the year ended March 31, 2025, the Company recorded a full impairment charge of $1.2 million related to its joint venture investment in China. This decision was driven by escalating macroeconomic and geopolitical tensions, particularly tariff-related uncertainties between the U.S. and China, which have adversely affected the Company’s ability to exercise operational influence and access timely and reliable information about the joint venture’s financial position. In light of these factors and applying the principle of prudence, management determined that the investment no longer meets the criteria for recoverability and accordingly recognized a full impairment.

Other Income/(Expense)

	For the year ended March 31,		Change amount	%
Particulars	2025	2024
Other (income)/expense net	7,073,235	838,728	6,234,507	743%

Other Income increased $6.2 million, or 743%, for the year ended March 31, 2025 compared to the prior year. This was primarily driven by the $7.6 million provision and short-term liability releases during the year as part of our Balance Sheet clean-up project, partially offset by a $0.7 million write-off of customer contracts in our U.K. subsidiary due to the pause in GAP sales.

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

The following table reconciles our net loss reported in accordance with GAAP to Adjusted EBITDA for the year ended March 31, 2025 and March 31, 2024:

	For the year ended March 31,
Particulars	2025	2024
Net loss	(72,870,432)	(99,669,335)
Adjusted for:
Other (income)/expense net	(7,073,235)	(838,728)
Interest (income)/expense	3,247,831	2,291,123
Fair value changes in financial instruments carried at fair value(1)	14,844,420	19,475,005
Gain on deconsolidation of subsidiaries	-	(2,098,745)
Impairment of investment	1,245,326	3,395,234
Tax (benefit)/expense	(13,973)	(23,648)
Depreciation and amortization	2,020,610	2,185,858
Stock based compensation expense	47,211,816	56,303,135
Non-cash expenses	1,649,448	1,048,464
Non-recurring expenses	1,340,062	7,685,859
Adjusted EBITDA	(8,398,127)	(10,245,778)

(1)	Fair value changes in financial instruments are considered to be financing costs as they relate to convertible notes and liability-classified preferred stock warrants previously issued in financing transactions. These changes are non-cash as the Company does not have an unconditional obligation to settle the convertible notes and preferred stock warrants in cash. These changes in fair value are affected by the Company’s own share price as these are settleable/convertible into the Company’s Ordinary Shares.

The following table reconciles our net loss reported in accordance with GAAP to Adjusted EBITDA for the three months period ended March 31, 2025 and March 31, 2024:

	For the three months ended March 31,
Particulars	2025	2024
Net loss	(106,967)	(33,978,672)
Adjusted for:
Other (income)/expense net	(3,861,541)	(55,459)
Interest (income)/expense	714,899	732,138
Fair value changes in financial instruments carried at fair value(1)	(1,681,725)	(2,894,633)
Gain on deconsolidation of subsidiaries	-	(2,098,745)
Impairment of investment	1,245,326	3,395,234
Tax (benefit)/expense	69,709	69,734
Depreciation and amortization	1,046,539	953,232
Stock based compensation expense	76,397	25,523,471
Non-cash expenses	493,210	820,440
Non-recurring expenses	386,746	5,408,410
Adjusted EBITDA	(1,617,407)	(2,124,850)

(1)	Fair value changes in financial instruments are considered to be financing costs as they relate to convertible notes and liability-classified preferred stock warrants previously issued in financing transactions. These changes are non-cash as the Company does not have an unconditional obligation to settle the convertible notes and preferred stock warrants in cash. These changes in fair value are affected by the Company’s own share price as these are settleable/convertible into the Company’s Ordinary Shares.

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

Liquidity and Capital Resources

Since our incorporation, we have financed our growth through a blend of equity, convertible instruments, debt (including working capital lines), and customer payments. As of March 31, 2025, we have raised an aggregate of $52.0 million, net of issuance costs, through the issuance of Ordinary Shares, convertible instruments and preferred stock of Roadzen DE. Our accumulated deficit stood at $224.3 million as of March 31, 2025 up from $151.6 million from the previous year. These accumulated deficit stem from substantial operating losses, which stems from fair valuation, vesting of RSU, impairment of investment and intangible assets, transaction costs arose from business combination. These losses have been detailed on the table below. We anticipate that we will continue to experience operating losses and generate negative cash flows from operations over an extended period due to the planned investments in our business. Consequently, we will need to secure additional capital resources to support the execution of our strategic initiatives for growing our business in the coming years.

Details of Accumulated deficit:

Particulars	FY 2025 (USD millions)	FY 2024 (USD millions)
Accumulated Deficit (end of year)	224.3	151.6
Non Cash Losses:
-Fair Value Losses	52.0	37.1
-Stock based compensation Losses	103.5	56.3
-Impairment of Investments & Intangibles	5.6	4.3
-Other non cash losses	5.5	3.8
Transaction Costs – Business Combination	10.1	17.7
Net Operating Losses	47.6	32.4

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

Operating Activities

	For the year ended March 31,		Change amount
Particulars	2025	2024
Cash flow from operating activities:
Net loss including non-controlling interest	(73,063,311)	(99,859,078)	26,795,767
Adjustments for cash flow from operation	57,364,095	83,833,027	(26,468,932)
Changes in working capital	(2,442,983)	(3,192,114)	749,131
Net cash used in operating activities	(18,142,199)	(19,218,165)	1,075,966

Our largest sources of cash provided by operations are increases in accounts payables and payments received from our customers. Our primary uses of cash from operating activities include employee-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses and other overhead costs.

For the year ended March 31, 2025, net cash used in operating activities was $18.1 million, $1.1 million decrease compared to $19.2 million for the year ended March 31, 2024. This increase primarily reflects a combination of higher net losses and changes in working capital during the current period.

The cash outflow in the year ended March 31, 2025 was primarily driven by a net loss of $73.1 million, and net cash outflows of $2.4 million resulting from changes in operating assets and liabilities, including increased receivables and lower payables. These outflows were partially offset by non-cash adjustments totaling $57.4 million.

Non-cash charges for the period included:

-	$14.8 million in fair value losses,
-	$47.2 million in stock-based compensation expense,
-	$2.0 million in depreciation and amortization,
-	$1.2 million in impairment of investment

These were partially offset by non-cash gains, notably:

-	$8.1 million related to the gain on deconsolidation of subsidiaries and write-back of liabilities, and
-	$0.1 million in unrealized foreign exchange gains.

The year-over-year increase in net cash used in operating activities reflects the impact of continued investment in strategic initiatives, increased working capital outflows due to timing differences in collections and payments. Management continues to monitor liquidity closely and is actively pursuing measures to optimize working capital and align operational costs with revenue growth expectations.

Investing Activities

	For the year ended March 31,		Change amount
Particulars	2025	2024
Cash flow from investing activities:
Purchase of property, plant and equipment	(424,910)	(455,924)	31,014
Acquisition of businesses	-	(5,749,200)	5,749,200
(Investment)/ Proceeds in mutual funds	309,289	(500,000)	809,289
Net Cash used in investing activities	(115,621)	(6,705,124)	6,589,503

Cash generated from investing activities was $0.1 million for the year ended March 31, 2025, consisted of $ 0.4 million of capital expenditure for new office facilities, partially offset by receipts from investments in mutual funds (held for sale) of $0.3 million.

Cash used in investing activities was $6.7 million for the year ended March 31, 2024, which primarily consisted of $5.7 million for the acquisitions of GIM and NAC, $0.5 million consisting of an investment made in a mutual fund (held for sale), and $0.5 million of capital expenditures for additional office facilities.

Financing Activities

	For the year ended March 31,		Change amount
Particulars	2025	2024
Cash flow from financing activities:
Proceeds from business combination	-	26,824	(26,824)
Proceeds from issue of preferred stock	-	6,079,409	(6,079,409)
Proceeds from issue of ordinary shares	7,073,913	-	7,073,913
Net proceeds/(payments) from short-term borrowings	3,669,290	15,465,516	(11,796,226)
Net proceeds/(payments) from borrowings	1,000,000	3,790,633	(2,790,633)
Net cash generated from financing activities	11,743,203	25,362,382	(13,619,179)

We have generated negative cash flows from operations since our inception and have supplemented working capital through net proceeds from the issuance of Ordinary Shares as well as the issuance of debt. Cash provided by financing activities was $11.7 million for the year ended March 31, 2025, which consisted primarily of $7.1 million from the issuance of Ordinary Shares, $1.0 million from the forward purchase agreement and $3.7 million from loans from banks and other parties.

Cash provided by financing activities was $25.4 million for the year ended March 31, 2024, which primarily consisted of $6.1 million of proceeds from the issuance of common and preferred stock of Roadzen (DE), $3.8 million from the forward purchase agreement and $15.5 million from loans from banks and other parties.

Forward Purchase Agreement

On August 25, 2023, the Company (then named Vahanna Tech Edge Acquisition I Corp.) entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Seller”) (the “Forward Purchase Agreement” or “FPA”) for OTC Equity Prepaid Forward Transactions, as summarized in the Current Report on Form 8-K filed by the Company on September 26, 2023 (the “Prior 8-K”). Capitalized terms used but not defined herein have the meanings given to them in the Prior 8-K and/or the Forward Purchase Agreement.

On January 30, 2024, the Company and the Seller entered into an amendment to the Forward Purchase Agreement (the “Amendment”). The Amendment amends the section of the Forward Purchase Agreement regarding a Prepayment Shortfall by providing that the Company has the option, at its sole discretion, at any time up to 45 days prior to the Valuation Date, to request up to $5 million in Prepayment Shortfall via ten separate written requests to Seller in the amount of $500,000 each (each, an “Additional Shortfall Request”), provided that at the time of any Additional Shortfall Request (i) Seller has recovered 117% of the prior Additional Shortfall Request, if any, via Shortfall Sales and (ii) the VWAP Price over the ten trading days prior to such Additional Shortfall Request multiplied by the then current Number of Shares less Shortfall Sale Shares held by Seller is at least seven times greater than such Additional Shortfall Request. In addition, the Amendment amends the section of the Forward Purchase Agreement regarding Prepayment Shortfall Consideration by eliminating the 180-day period following a Trade Date before Seller may commence selling Recycled Shares and by permitting such sales without payment by Seller of any Early Termination Obligation until such time as the proceeds from such sales equal 117% (instead of 100% as originally provided in the Forward Purchase Agreement) of the Prepayment Shortfall. During the year ended March 31, 2025, an additional $1 million was received from the Seller, bringing the total cash receipts to $4.8 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2025:

Particulars		For the year ended March 31, 2025
	Total	Less than 1 Year	1-3 year	3-5 year	After
Debt(1)	22,909,864	22,770,089	70,975	68,800
Operating Leases(2)	1,208,806	437,534	453,245	180,085	137,942
Deferred Revenue	1,149,019	893,822	255,197
Accounts Payable & accrued expenses	30,254,010	30,254,010
Total	55,521,699	54,355,455	779,417	248,885	137,942

(1)	The amount of debt represents carrying amount of borrowings (excluding interest) which the Company is obligated to repay in cash.
(2)	The Company leases office space under non-cancelable operating lease agreements, which expire on various dates through January 2033. The operating lease includes $261,485 of imputed interest due to the implementation of ASC-842.

Description of Indebtedness:

	As of March 31, 2025		As of March 31, 2024
Particulars	Long Term Borrowings	Short Term Borrowings	Long Term Borrowings	Short Term Borrowings
Loans from banks	167,177	263,846	112,169	781,455
Secured debentures	1,718,596	-	2,214,754	-
Convertible debenture	1,158,446		1,374,481
Current portion of long-term borrowings	(2,904,444)	2,904,444	(2,228,471)	2,228,471
Loan from Related Parties	-	115,086		1,096,109
Loan from Others	-	19,486,713		13,877,265
	139,775	22,770,089	1,472,933	17,983,300

Description of Operating Leases:

Particulars	For the Year ended March 31, 2025
Operating Leases:
Short term liabilities	318,921
Long term liabilities	628,400
Total operating lease liabilities	947,321

Senior Secured Mizuho Notes

On June 30, 2023, Roadzen entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Mizuho Securities USA LLC (“Mizuho”), as administrative agent and collateral agent, and as a purchaser, pursuant to which Mizuho purchased an aggregate principal amount of $7,500,000 of senior secured notes (the “Mizuho Notes”). The Mizuho Notes bear interest at a rate of 15.0% per annum, which will automatically increase by 5% if we fail to prepay the Mizuho Notes upon the occurrence of certain mandatory prepayment events as set forth in the Note Purchase Agreement; however, we may prepay all or any portion of the Mizuho Notes prior to maturity at our option without penalty.

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

The Mizuho Notes were originally scheduled to mature on June 30, 2024. On June 30, 2024, Mizuho granted to the Company a waiver of payment until July 31, 2024. On July 26, 2024, the Company entered into Amendment No. 1 to the senior secured notes, providing for an additional $4 million in principal amount to a total of $11.5 million, and an extension of the maturity date to December 31, 2024. Terms of the notes were otherwise the same as the original notes issued in June 2023, including an interest rate of 15% per annum, and did not require any additional warrants. On December 31, 2024, and again on January 31, 2025 while Amendment No. 2 to the senior secured notes were being drafted, Mizuho granted to the Company a waiver of payment until January 31, 2025 and then February 28, 2025.

On February 28, 2025, the Company entered into Amendment No. 2 to the Note Purchase Agreement (the “Second Amendment”), by and among the Company, Roadzen, Inc., a wholly-owned subsidiary of the Company (the “Issuer”), the subsidiary guarantors party thereto (the “Guarantors”) and Mizuho, as administrative agent and collateral agent (in such capacity, the “Agent”) and as a purchaser thereunder (in such capacity, the “Purchaser”), which amended the Note Purchase Agreement, dated as of June 30, 2023 (as previously amended), by and among the Issuer, the Guarantors, the Agent and the Purchaser. Among other things, the Amendment provides for (i) an extension of the maturity date of the $11.5 million in principal amount of senior secured notes issued under the Note Purchase Agreement (the “Notes”) from December 31, 2024 to December 31, 2025 and (ii) the joinder of the Company as an additional Guarantor under the Note Purchase Agreement. In addition, the Company agreed to file, by March 30, 2025, a registration statement registering the resale of the Company’s ordinary shares, par value $0.0001 per share (“Ordinary Shares”), issuable upon exercise of the Warrant (as defined below) and to use its reasonable best efforts to have such registration statement effective as soon as practicable after filing.

Also on February 28, 2025, in connection with the Second Amendment, the Company issued to the Purchaser an amended and restated warrant (the “Warrant”) to purchase an additional 104,566 Ordinary Shares at an exercise price of $0.001 per share, for a total of up to 1,537,083 Ordinary Shares at an exercise price of $0.001 per share. The Warrant amends, restates and supersedes in its entirety the warrant to purchase up to 1,432,517 Ordinary Shares at an exercise price of $0.001 per shares issued to the Purchaser on May 14, 2024 pursuant to the terms of the Note Purchase Agreement.

Roadzen used the proceeds of the Mizuho Notes to support general corporate and working capital requirements and for other general corporate purposes.

December 2023 Junior Unsecured Convertible Debenture

On December 15, 2023, the Company issued a Securities Purchase Agreement (the “December 2023 Convertible SPA”), among the Company and the investors party thereto from time to time. Pursuant to the terms of the December 2023 Convertible SPA, the Company may issue and sell an aggregate of up to $50 million in principal amount of convertible debentures (the “December 2023 Convertible Debentures”), on a private placement basis (collectively, the “December 2023 Private Placement”). The Company held an initial closing of the December 2023 Private Placement, at which it received $400,000 in proceeds on December 15, 2023. On January 19, 2024, the Company issued an additional convertible debenture under the December 2023 Convertible SPA in the principal amount of $500,000 to Supurna VedBrat (the “VedBrat Debenture”), a director of the Company, for a purchase price equal to the principal amount of the VedBrat Debenture. Also on January 19, 2024, Ms. VedBrat became a party to the December 2023 Convertible SPA and entered into a letter agreement with the Company (the “Letter Agreement”) with respect to her investment in the Company pursuant to the VedBrat Debenture. On February 7, 2024 the Company issued an additional convertible debenture under the December 2023 Convertible SPA in the principal amount of $200,000 and may sell additional Debentures at additional closings from time to time.

The December 2023 Convertible Debentures bear interest, in arrears, at a rate of 13% per annum, payable semi-annually commencing on June 15, 2024, and matures on December 15, 2025. Interest is payable in kind, subject to the right of the Company to make any interest payments in cash. The Debentures are convertible into the Company’s Ordinary Shares, at the election of the holder at any time at an initial conversion price of $10.00 per Ordinary Share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. In addition, if the average volume weighted average price of the Ordinary Shares for the 30 trading days immediately preceding December 15, 2024 (the “Average VWAP”) is less than the Conversion Price then in effect, the Conversion Price will be adjusted to an amount equal to such Average VWAP, subject to a floor of 85% of the Conversion Price then in effect. In addition, as the Average VWAP was less than the Conversion Price then in effect, the Conversion Price was adjusted to $8.50, an amount equal to 159,995 Ordinary Shares, as of December 15, 2024. The Company has the right to require the Debentures to be converted into Ordinary Shares if the closing price of the Ordinary Shares exceeds 130% of the then-applicable Conversion Price for any 20 trading days within a consecutive 30 trading day-period.

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

Senior Secured 2024 Notes

On March 28, 2024, the Company entered into a Securities Purchase Agreement (the “March 2024 SPA”) with Supurna VedBrat and Krishnan-Shah Family Partners, LP (together, the “2024 Purchasers”). Ms. VedBrat is a director of the Company. Ajay Shah, another director of the Company, and his wife, are trustees of the general partner of the Krishnan-Shah Family Partners, LP. Each of the 2024 Purchasers purchased $500,000 in principal amount of the 2024 SPA Notes on the date of the March 2024 SPA (the “March 2024 Notes”). On May 23, 2024, Ms. VedBrat purchased an additional $500,000 in principal amount of the 2024 SPA Notes (the “May 2024 Note”).

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

The 2024 SPA Notes bear interest at a rate of 17.5% per annum and mature on the six-month anniversary of funding of the respective note (the “Initial Rate Adjustment Date”). Interest is payable in cash or in kind, at the option of the Company, on each three month anniversary of funding through the Initial Rate Adjustment Date (after which date all interest is payable in cash unless the parties agree to payment in kind). The Company’s failure to repay all principal and accrued interest by the Initial Rate Adjustment Date would not constitute an event of default under the applicable 2024 SPA Note, however, the interest rate payable under such 2024 SPA Note would increase on such date to 19.5% per annum going forward, and thereafter would increase by an additional 200 basis points on each monthly anniversary of the Initial Rate Adjustment Date until each of the respective 2024 SPA Notes is paid in full, subject to a maximum interest rate of 29.5% per annum. Following the Initial Rate Adjustment Date, all unpaid principal and accrued interest would be payable within five business days of the holder’s written demand. If any interest under the 2024 SPA Notes is paid in kind, such payment would be made through the issuance of that number of the Company’s ordinary shares, $0.0001 par value per share (“Ordinary Shares”), calculated by dividing the amount payable by the lowest of (i) $8.00, (ii) the volume-weighted average price (“VWAP”) of the Ordinary Shares over the 60 trading days ending three trading days prior to the interest payment date, (iii) the opening price per share of the Ordinary Shares in any public offering of Ordinary Shares after the issuance of the respective 2024 SPA Notes, and (iv) the price per Ordinary Share after market close on the first day of trading following any such public offering of Ordinary Shares.

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

Secured, Non-Convertible 2022 Debentures

One of our material subsidiaries issued Secured, Non-Convertible Debentures with NP1 Capital Trust with an aggregate principal amount of $3.7 million during the fiscal year ended March 31, 2023 with varying maturity dates between January 2024 and July 2024 and interest rates ranging from 19.25% to 20.00% per annum. The principal outstanding as of March 31, 2025 is $1.7 million. On September 30, 2024 the Company entered into an amendment agreement restructuring the principal repayments and extending the maturity date to March 31, 2025. The Company has not honored the repayment of the above debentures as on the amended date but has obtained an extension from the lender up to July 31, 2025. However, there is no new agreement in place.

Underwritten Public Offerings

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

Upon closing of the December Offering, the Company issued ThinkEquity warrants (the “December TE Warrants”) as compensation to purchase up to 115,000 Ordinary Shares (5% of the aggregate number of the December Securities sold). The December TE Warrants will be exercisable at a per share exercise price of $1.5625 and are exercisable, in whole or in part, during the five year period commencing with the commencement of sales in the December Offering.

On January 2, 2025, the Company entered into a placement agency agreement (the “Agency Agreement”) with ThinkEquity LLC (the “Placement Agent”), pursuant to which the Company agreed to issue and sell directly to one or more investors, in a best efforts offering (the “January Offering”), an aggregate of 2,222,300 of the Company’s Ordinary Shares, at an offering price of $2.25 per Share. The Offering closed on January 6, 2025. The Company received gross proceeds of $5,000,175 in connection with the January Offering, before deducting Placement Agent fees and other January Offering expenses payable by the Company.

As part of its compensation for acting as Placement Agent for the January Offering, the Company paid the Placement Agent a cash fee of 7.0% of the aggregate gross proceeds and also issued to the Placement Agent warrants to purchase 111,115 Ordinary Shares (the “January TE Warrants”). The January TE Warrants have a term of five years commencing January 2, 2025, are exercisable commencing July 2, 2025, and have an exercise price of $2.8125 per Ordinary Share.

Debt Exchange

On December 27, 2024, the Company entered into two separate subscription agreements (the “Exchange Agreements”) with related parties, Marco Polo Securities, Inc. (“Marco Polo”) and Avacara PTE Ltd. (“Avacara”). Pursuant to the terms of the Subscription Agreements, on that date, approximately $3.5 million in aggregate of liabilities of the Company to such entities was canceled in exchange for the issuance of an aggregate of 1,227,867 ordinary shares (the “Exchange Shares”) of the Company (with 892,857 Shares issued to Marco Polo and 335,000 Shares issued to Avacara), as contemplated by the binding term sheets entered into by the Company on July 18, 2024 and reported in the Form 8-K filed by the Company on July 23, 2024. The Chairman of the Board of the Company, Steven Carlson, is the principal owner of Marco Polo and the Company’s Chief Executive Officer, Rohan Malhotra, is the principal owner and Managing Partner of Avacara, a significant shareholder of the Company.

The Subscription Agreements include customary “piggyback” registration rights, as well as demand registration rights which require the Company to register the Exchange Shares if requested by Marco Polo or Avacara in the event that the Shares have not been registered on a “piggyback” basis within 90 days following the closing of the transactions contemplated by the Exchange Agreement (the “Exchange Closing”).

Also on December 27, 2024, the Company entered into separate lock-up letter agreements (the “Exchange Lock-Up Agreements”) with each of Marco Polo and Avacara, pursuant to which each such entity agreed not to sell any of the Exchange Shares issued to it for a period of nine months following the Exchange Closing, except that 30% of each holder’s Exchange Shares may be sold as of the 91st day after the Exchange Closing Date, another 30% may be sold on the 181st day after the Exchange Closing Date and the remainder may be sold as of one day after the nine month anniversary of the Exchange Closing Date.

March Junior Notes

On March 31, 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Investor”) under which the Company agreed to issue and sell, in a registered public offering, junior convertible notes for up to an aggregate principal amount of $2,300,000 (the “Junior Notes”) that may be convertible into the Company’s Ordinary Shares. On April 1, 2025, the Company completed the sale of the Junior Notes to the Investor and issued the Junior Notes. The Junior Notes were sold for a gross purchase price of $2,000,000 before fees and other expenses. The Junior Notes will mature one year from the date of issuance and will bear interest at a rate of 16% per annum (increasing to 18% per annum upon the occurrence and during the continuation of an event of default). 25% of the principal amount of the Junior Notes (less any amount previously converted by the holders), together with accrued but unpaid interest, is payable quarterly, commencing three months after the date of issuance.

The Junior Notes will have an initial conversion price of $2.00 and will be convertible at any time, in whole or in part and subject to certain beneficial ownership limitations, at the election of the holders, subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar event. The Company may redeem all or any portion of outstanding Junior Notes at any time upon at least five trading days’ written notice by paying an amount equal to the principal amount of the Junior Notes being redeemed, together with interest accrued on such principal amount through the date of redemption, and additional interest that would accrue on such principal amount through the maturity date (the “Make Whole Amount”).

Upon the occurrence of an Event of Default (as defined in the Junior Notes), the Investor may (i) either require the Company to redeem all or any portion of the Junior Notes, (ii) or, in the case of a failure to make a required quarterly payment under the Junior Notes, convert all or any portion of the Junior Notes at a price equal to the Event of Default Conversion Price (as defined in the Junior Notes). The Company also agrees not to enter into or be party to a Fundamental Transaction (as defined in the Junior Notes) unless (i) the Successor Entity (as defined in the Junior Notes) (if other than the Company) assumes in writing all of the obligations of the Company under the Junior Notes and the other Transaction Documents in accordance with the provisions of the Junior Notes prior to such Fundamental Transaction, or (ii) at or prior to the consummation of the Fundamental Transaction, the Company redeems the Junior Notes in full by paying to the holder an amount in cash representing all outstanding Principal, accrued and unpaid Interest (including Default Interest, as applicable) and Make-Whole Amount.

Subject to the provisions of the Junior Notes, if, at any time while the Junior Notes are outstanding, the Company carries out one or more Subsequent Placements (as defined in the Junior Notes), the Investor will have the right to require the Company to first use up to 25% of the net proceeds of such Subsequent Placement to redeem all or a portion of the Junior Notes in cash at the Redemption Price (as defined in the Junior Notes) applicable to the principal amount subject to the Holder Optional Redemption (as defined in the Junior Notes) plus any other amounts, if any, then owing to the holder of the Junior Notes. Subject to the provisions of the Junior Notes, the Company may redeem all or any portion of outstanding Junior Notes at any time upon at least five trading days’ written notice by paying an amount equal to the principal amount of the Junior Notes being redeemed, together with interest accrued on such principal amount through the date of redemption, and the Make Whole Amount.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates and foreign exchange risks.

Interest Rate Risk

Cash and loans

As of March 31, 2025, we had $5.1 million of cash and cash equivalents, including $0.2 million of non-current restricted cash, and $22.9 million of repayable debt in the form of loans from banks and other parties. Our cash and cash equivalents and loans are held for working capital purposes. As of March 31, 2025, we do not believe a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have had a material impact on our consolidated financial statements.

Convertible Notes

As of March 31, 2025, we have no variable rate convertible notes outstanding.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2025.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

No director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

The following persons currently serve as Roadzen’s executive officers and directors. For biographical information concerning the executive officers and directors, see below.

Name	Age	Position
Rohan Malhotra	39	Chief Executive Officer and Director
Jean-Noël Gallardo	49	Chief Financial Officer
Ankur Kamboj	43	Chief Operating Officer
Saurav Adhikari	66	Director
Steven Carlson	65	Chairman and Director
Ajay Shah	64	Director
Supurna VedBrat	48	Director
Zoë Ashcroft	59	Director
Diane B. Glossman	69	Director

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

Ankur Kamboj, Chief Operating Officer, has served as Chief Operating Officer of Roadzen since April 2017. Prior to Roadzen, Ankur served as the Head of Network at AXA Assistance – India, where he was responsible for building the assistance network. Additionally, Ankur held P&L responsibility with multi-brand automotive players like Mahindra and Carnation Auto to build and scale the business in assigned regions. While at Citi, Ankur led digital marketing for customer acquisition and oversaw new customer onboarding. Ankur also held last mile communication and sales roles at Samsung and Nestle. Ankur holds a bachelor’s degree in business administration from Punjab University and a post graduate diploma in management from Institute of Chartered Financial Analysts of India University (ICFAI).

Non-Employee Directors

Saurav Adhikari serves as a director of Roadzen. Mr. Adhikari is a senior global business leader with four decades of deep domain expertise in global businesses, across technology, fast-moving consumer goods (“FMCG”), and consumer durables sectors in global markets. During the last two decades, he has served in the technology sector with HCL, a global technology solutions provider, and as a technology investor. He has served as the founding President of HCL’s startup corporate networking firm, has led a team as President of HCL’s BPO North America business that established a multi-hundred million dollar IT enabled services business, and has worked on several multi-hundred million dollar inorganic investments in technology and software, including the acquisition of Actian (transaction value USD 330 million), carve-outs of multiple IBM product suites, a joint venture between HCL and CSC, and an acquisition of 51% ownership in BPO and Software joint venture DSL Software in India. This helped HCL pivot to a leading intellectual property led solutions company. He has built deep relationships in global private equity and venture capital firms, while creating large, successful, value-based partnerships between HCL and private equity owned technology and technology-enabled businesses, which are considered groundbreaking in the industry. At HCL, he held various senior executive positions from 2000 to 2019, the last being President, Corporate Strategy, working directly with the Founder & Chairman with oversight across the group’s business, as well as the not-for-profit Shiv Nadar Foundation. Mr. Adhikari has been a board member of three publicly listed companies on BSE & NSE in India - Goodricke Group Ltd, an owner-operator of tea estates across India since 2019, Accelya Solutions India Ltd., a technology solutions provider to the air transport industry since 2022, and Zee Entertainment Enterprises Ltd. since 2024. He is also on the board of Bridgeweave Ltd, UK, a privately held AI-based financial technology (“fintech”) company since 2021. He works as a technology advisor and investor with interests across AI-based fintech and healthcare firms, as well as analytics, IoT and logistics firms. He also serves as a Senior Advisor to the Shiv Nadar Foundation’s not-for-profit institutions and is a board member of Shiv Nadar University, India. His prior experience also includes several global senior leadership and executive roles across Unilever, PepsiCo and Groupe SEB. Mr. Adhikari received his MBA from Bombay University, his Bachelor’s in Arts (Honors) in Economics from Delhi University, India, and his AMP from INSEAD Fontainebleau, France. Mr. Adhikari served as Chairman of Vahanna from June 2021 until the closing of the Business Combination, and has been serving as a director of Roadzen since September 2023. Mr. Adhikari is qualified to serve as a director because of his decades of experience operating and growing companies in the technology sector and valuable network formed during his professional career.

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

Ajay Shah serves as a director of Roadzen, and served as a director of Vahanna until the closing of the Business Combination since November 2021. Mr. Shah previously was a Managing Partner at Silver Lake, a global private equity investment firm from 2007 to 2021, and was the co-founder and Managing Partner of the firm’s middle market growth fund, Silver Lake Sumeru. Mr. Shah served as Chairman of the board of SMART Global Holdings (“SGH”), a publicly-held Silver Lake portfolio company that he co-founded in 1989, and served as a board member from 2011 to 2022. He previously served as President and Chief Executive Officer of SGH from February 1989 to December 2000 and then again from May 2018 to September 2020. He also previously served as the CEO of Maui Greens, Inc., an early-stage agriculture technology company, from February 2021 to February 2022. He also currently serves on the boards of directors of a number of private technology companies including Vast Data. Mr. Shah previously served on the boards of many public and private technology companies including Magellan Navigation, Inc., AVI-SPL, Inc., CMAC MicroTechnology, Flex, Power-One, Inc., PulseCore Semiconductor, Spansion Inc. and others. In the not-for-profit sector, he serves the governing board of the Indian School of Business (ISB), and the board of Northern California Public Broadcasting, the American India Foundation and as a trustee of Ashoka University. Mr. Shah has a B.S. in Engineering from the Maharaja Sayajirao University of Baroda, India and an M.S. degree in Engineering Management from Stanford University. We believe Mr. Shah is well qualified to serve as a director due to his experience serving on public company boards as well as prior senior management roles in the technology space.

Supurna VedBrat serves as a director of Roadzen. Ms. VedBrat currently provides consulting and advisory services through Amber Consulting and Advisory services. Ms. VedBrat served as Head of Global Trading at BlackRock from July 2011 to February 2023 and oversaw the company’s trading function across asset classes and regions. At BlackRock, she was responsible for driving innovation and setting the trading platform’s strategic vision focused on growth and sustainable scalable trading solutions. Ms. VedBrat also served as a member of the Global Operating Committee, the Human Capital Committee and Investment Subcommittee at BlackRock. Additionally, Ms. VedBrat served as the President of Strategic Solutions Consulting from January 2009 to July 2011 and as a fixed income, commodities and distressed debt analyst at Bank of America from March 2004 to January 2009. Ms. VedBrat’s professional career spans over 28 years in both the U.S. and Europe, and within the financial and the technology industries. She held various positions at Bank of America, ING Barings in London and Lehman Brothers in New York. She started her career as a software engineer with IBM at its research center. Ms. VedBrat is passionate about giving back to the financial community through mentorship, sponsorship and serving on the Board/Advisory board of Women in Financial Markets (WIFM). Supurna is a recipient of the Financial Markets Luminary award, awarded by WIFM. Ms. VedBrat was recognized and ranked #8 on the Institutional Investor’s 2018 Trading Tech 40 list, and also received the Markets Media Women in Finance Award for Excellence in Leadership. Ms. VedBrat has a Computer Science degree from Rutgers University and a Mathematics (Hons) degree from Delhi University, India. We believe Ms. VedBrat is well qualified to serve as a director because of her business acumen across markets, expertise in the financial and technology industries, and leadership skills.

Zoë Ashcroft serves as a director of Roadzen. She has over thirty years’ experience as a corporate and finance lawyer, advising clients on complex cross-border transactions including mergers and acquisitions, strategic alliances and joint ventures, investments, private placements and financings. Ms. Ashcroft co-founded the London office of global law firm Winston & Strawn LLP (“Winston”) in 2003 and served as the head of the U.K. corporate team until 2023. She was also an elected member of Winston’s global executive committee from 2015 to 2018 and led the firm’s Women’s Leadership Initiative in London. Before joining Winston, she was an associate attorney and a partner at Morgan, Lewis & Bockius LLP from 1994 to 2003, where she was the head of the U.K. corporate team for many years. Ms. Ashcroft currently serves as a director and chair of Carbon Pesa Limited, a UK fintech company in the renewable energy industry. During her legal career she has been noted in several editions of annual U.K. legal directories such as the Legal 500 U.K. and Chambers U.K. for her expertise in international corporate and finance transactions. Ms. Ashcroft also serves as a trustee on nonprofit organizations, such as Sponsors for Educational Opportunity Limited since 2003, which provides mentoring and internship opportunities across a number of sectors (including investment banking and corporate law) to help prepare talented students for career success, and the British American Drama Academy, which helps actors and students around the world train with leading actors in the U.K. Additionally, since 2010, she has served as a trustee of The Climate Change Organization, a not for profit organization focusing on high-impact climate and energy initiatives with the world’s leading businesses and state and local governments, and was appointed as deputy chair in 2022. Ms. Ashcroft has a Bachelor of Laws from the University of Bristol, U.K. and is qualified as a solicitor of the Supreme Court of England & Wales. We believe Ms. Ashcroft is well qualified to serve as a director because of her deep experience in navigating sophisticated cross-border corporate transactions and her leadership skills.

Diane B. Glossman serves as a director of Roadzen. She spent 25 years as a research analyst, retiring as a Managing Director and head of U.S. bank, brokerage and fintech research at UBS. Prior to UBS, Ms. Glossman was co-head of global bank research and head of Internet financial services research at Lehman Brothers. Prior to that, she was co-head of U.S. bank stock research at Salomon Brothers where she worked for nine years. Over her sell-side research career, she specialized in money center banks, trust banks and broker-dealers, covering all aspects of banking, fintech and financial services. She was a multiple-time member of Institutional Investor’s All-America Research Team. During her decade on the buy-side, she was responsible for coverage of all financials along with a variety of other industry sectors. She has served as a member of the board of directors of Barclays Bank Delaware since June 2016 and has chaired its Audit Committee since December 2018. She has also served on the board of Barclays US LLC since its inception, as chair of the Audit Committee and as a member of the Governance Committee. In addition, since August 2014, she has served as a member of the board of directors of Live Oak Bancshares, a North Carolina-based bank with USD13 billion of assets. She currently serves as the Chair of Live Oak’s Risk Committee and is a member of both the Audit and Nominations and Governance Committees. Ms. Glossman’s previous board experience includes serving on the board of directors or board of trustees of WMI Holding, FinServ Acquisition Corp., Ambac Assurance and QBE NA. In addition to her directorships, Ms. Glossman has also worked as an independent consultant with a number of banks in the U.S. and U.K. on projects relating to strategy, business execution, and investor communications. Ms. Glossman received a Bachelor of Science in Economics from the Wharton School at the University of Pennsylvania. We believe Ms. Glossman is well qualified to serve as a director because of her financial expertise, leadership experience and wide network in the financial industry.

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

Board of Directors Meetings

During the year ended March 31, 2025, our board met 5 times, including videoconference meetings, the audit committee met 8 times, the compensation committee met 3 times and the nominating and corporate governance committee met 4 times. All directors attended 75% or more of the aggregate number of meetings of the board, all of the audit committee members attended 75% or more of the audit committee meetings, all of the compensation committee members attended 75% or more of the compensation committee meeting, and all of the nominating and corporate governance committee members attended 75% or more of the nominating and corporate governance committee meetings.

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

Roadzen’s non-employee directors are currently entitled to receive $200,000 in annual compensation for services rendered to Roadzen. The Chairman and the Audit Chair are entitled to receive an extra $50,000 in annual compensation. The non-employee directors have elected to receive their compensation for fiscal year 2025 only in equity, however, no cash compensation or equity awards have been paid or issued as of this filing.

Roadzen 2023 Incentive Plan

Roadzen adopted the Roadzen 2023 Omnibus Incentive Plan (the “Incentive Plan”), to be administered by the Roadzen board or by a committee or administrator appointed by the board. The purpose of the Incentive Plan is to give employees of Roadzen (including executive and non-executive directors and officers as well as consultants) an opportunity to become shareholders of Roadzen, and thereby to participate in its future long-term success and prosperity. The Incentive Plan includes the following terms and provisions:

●	The total number of shares to be issued under the Incentive Plan (in addition to awards assumed pursuant to the Business Combination) shall initially not exceed ten percent of total issued and outstanding Ordinary Shares (subject to annual increases pursuant to an evergreen provision as provided in the Incentive Plan).

●	Roadzen’s compensation committee shall review the Incentive Plan and shall make recommendations regarding the terms and conditions (including vesting) of each award, which may be based on (but is not limited to) the employment period or performance conditions or any combination thereof as determined by Roadzen’s compensation committee.

●	Roadzen may set customary lock-up provision for the shares issued under the Incentive Plan as well as customary limitations imposed by its Insider Trading Policy.

●	Forfeited shares, which are subject to awards, shall again be available for future grants under the Incentive Plan.

●	Awards granted under the Incentive Plan may be subject to participants entering into customary non-compete and non-solicit agreements with Roadzen if determined by Roadzen’s compensation committee and on the terms set by it.

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

Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our website. The guidelines for selecting nominees generally include that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during the fiscal year ended March 31, 2025. To our knowledge, during the fiscal year ended March 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except for the following late filings: (1) a Form 4 for Rohan Malhotra filed on March 17, 2025; (2) a Form 4 for Rohan Malhotra filed on September 9, 2024; (3) a Form 4 filed for Supurna VedBrat filed on August 21, 2024; and (4) a Form 3 for Element Ventures LP and Element Ventures General Partner LLP filed on May 7, 2024.

Item 11. Executive Compensation.

Introduction

As an emerging growth company, Roadzen has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section discusses the material components of the executive compensation program for Roadzen’s named executive officers (“NEOs”) for the fiscal year ended March 31, 2025 (“Fiscal Year 2025”), including its Chief Executive Officer Rohan Malhotra, Chief Financial Officer Jean-Noël Gallardo and Chief Operating Officer Ankur Kamboj. Messrs. Malhotra and Gallardo are the only Roadzen NEOs serving in Fiscal Year 2025 with compensation in excess of $100,000.

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

The Fiscal Year 2025 compensation program for Mr. Malhotra consisted of base salary, as described below and was paid in Indian rupees (“INR”). Amounts paid in INR have been translated into USD using the exchange rate in effect on the last day of Fiscal Year 2025, which was a rate of 1 INR to 0.01168 USD.

●	Base Salary. Mr. Malhotra is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For Fiscal Year 2025, Mr. Malhotra’s annual salary was INR 9,000,000 (USD 105,163).

●	Short-Term Cash Incentives. For Fiscal Year 2025, Roadzen did not pay Mr. Malhotra a discretionary cash bonus. During Fiscal Year 2025, Roadzen did not grant any short-term cash bonuses to Mr. Malhotra pursuant to any non-equity incentive plan.

●	Short-Term Equity Incentives. For Fiscal Year 2025, Roadzen did not grant any short-term equity incentive awards to Mr. Malhotra.

●	Long-Term Equity Incentives. During Fiscal Year 2025, Roadzen did not grant any long-term equity incentive awards to Mr. Malhotra.

The Fiscal Year 2025 compensation program for Mr. Gallardo consisted of base salary, as described below and was paid in U.S. Dollars (“USD”).

●	Base Salary. Mr. Gallardo is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For Fiscal Year 2025, Mr. Gallardo’s annual salary was USD 250,000.

●	Short-Term Cash Incentives. For Fiscal Year 2025, Roadzen did not pay Mr. Gallardo a discretionary cash bonus. During Fiscal Year 2025, Roadzen did not grant any short-term cash bonuses to Mr. Gallardo pursuant to any non-equity incentive plan.

●	Short-Term Equity Incentives. For Fiscal Year 2025, Roadzen did not grant any short-term equity incentive awards to Mr. Gallardo.

●	Long-Term Equity Incentives. During Fiscal Year 2025, Roadzen did not grant any long-term equity incentive awards to Mr. Gallardo.

The Fiscal Year 2025 compensation program for Mr. Kamboj consisted of base salary, as described below and was paid in INR. Amounts paid in INR have been translated into USD using the exchange rate in effect on the last day of Fiscal Year 2025, which was a rate of 1 INR to 0.01168 USD.

●	Base Salary. Mr. Kamboj is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For Fiscal Year 2025, Mr. Kamboj’s annual salary was reduced to INR 4,500,000 (USD 52,582).

●	Short-Term Cash Incentives. For Fiscal Year 2025, Roadzen did not pay Mr. Kamboj a discretionary cash bonus. During Fiscal Year 2025, Roadzen did not grant any short-term cash bonuses to Mr. Kamboj pursuant to any non-equity incentive plan.

●	Short-Term Equity Incentives. For Fiscal Year 2025, Roadzen did not grant any short-term equity incentive awards to Mr. Kamboj.

●	Long-Term Equity Incentives. During Fiscal Year 2025, Roadzen did not grant any long-term equity incentive awards to Mr. Kamboj.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to Mr. Malhotra, Mr. Gallardo and Mr. Kamboj for services rendered to Roadzen (and its subsidiaries) in all capacities for the fiscal year ended March 31, 2025 and the fiscal year ended March 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Share Awards ($)(2)	Total ($)
Rohan Malhotra(1)
Chief Executive Officer	2025	105,163	—	-	105,163
	2024	107,947	-	60,827,237	60,935,184

Jean-Noël Gallardo
Chief Financial Officer	2025	250,000	—	430,100	680,100
	2024	47,502	-	-	47,502

Ankur Kamboj(1)
Chief Operating Officer	2025	52,582	—	-	52,582
	2024	61,941	—	13,537,579	13,599,520

(1)	For Fiscal Year 2025 and Fiscal Year 2024, Messrs. Malhotra and Kamboj’s cash compensation was paid in INR. Amounts paid in INR were translated into USD using the exchange rate in effect on the last day of the fiscal year: for Fiscal Year 2025 – 1 INR = 0.01168 USD, for Fiscal Year 2024 – 1 INR = 0.01199 USD.
(2)	Each amount represents the grant date fair value of the RSUs granted during the applicable fiscal year, calculated using the Black-Scholes model. See Note 26 in the F-pages for the assumptions used in calculating this amount. Each Roadzen (DE) RSU was granted on September 18, 2023 with a 1-year vesting period per the following table later extended for a further period of 1 year:

Name	RSU Grant at Roadzen (DE)	Conversion rate to Public Equity	RSU Grant at Roadzen (BVI)
Rohan Malhotra	206,400	27.212	5,616,550
Jean-Noël Gallardo	-	-	115,000
Ankur Kamboj	45,936	27.212	1,250,007

Narrative Disclosure to the Summary Compensation Table

Employee Benefits

Messrs. Malhotra, Gallardo and Kamboj are generally eligible to participate in the health and welfare and other employee benefit programs offered by Roadzen (or its subsidiaries) on the same basis as other executives in their respective geographies, subject to applicable law.

Employment Agreements

As of the date of this filing, Mr. Malhotra is not party to an employment agreement with Roadzen (or its subsidiaries). Messrs. Gallardo and Kamboj are each party to an employment agreement with Roadzen (or its subsidiaries), as described below:

On March 31, 2017, the Company appointed Ankur Kamboj to serve as the Company’s Chief Operating Officer (“COO”). The employment agreement is for an indefinite period. Pursuant to the agreement, the Company will pay Mr. Kamboj an annualized base salary of INR 2,400,000 (USD 37,030; 1 INR = 0.015429 USD as of March 31, 2017). Mr. Kamboj was given a salary increase to INR 6,000,000 (USD 70,109; 1 INR = 0.01168 USD as of March 31, 2025) on September 1, 2023.

On January 4, 2024, the Company appointed Jean-Noël Gallardo to serve as the Company’s Chief Financial Officer (“CFO”). The employment agreement is for a one-year term with automatic successive one-year renewal terms. Pursuant to the agreement, the Company will pay Mr. Gallardo an annualized base salary of USD 250,000.

Outstanding Equity Awards at End of Fiscal Year 2025

Mr. Malhotra had 5,616,550 Roadzen (BVI) RSUs as of March 31, 2025, which will vest on September 17, 2025.

Mr. Gallardo had 115,000 Roadzen (BVI) RSUs as of March 31, 2025, which vest as follows: 38,333 on November 21, 2024, 38,333 on November 21, 2025 and 38,334 on November 21, 2026.

Mr. Kamboj had 1,250,007 Roadzen (BVI) RSUs as of March 31, 2025, which will vest on September 17, 2025.

The following table summarizes the outstanding equity awards held by each of our named executive officers as of March 31, 2025, which were granted under our Incentive Plan:

	Equity Awards
Name	Number of Ordinary Shares underlined options	Market value of Ordinary Shares underlined options that have not vested	Equity incentive awards: Number of unearned shares, units or other rights that have not vested (1)	Equity incentive awards: Market or payout value of unearned shares, units or other rights that have not vested (2)
Rohan Malhotra	-	$0	5,616,550	$5,841,212
Jean-Noël Gallardo	-	$0	115,000	$119,600
Ankur Kamboj	-	$0	1,250,007	$1,300,007

(1)	Represents RSUs granted on September 18, 2023 for Messrs. Malhotra and Kamboj, and granted on May 24, 2024 for Mr. Gallardo.
(2)	Based on the price of RDZN at the close of trading on March 31, 2025 of $1.04 per share.

Potential Payments Upon Termination or Change in Control

Messrs. Malhotra and Kamboj were not eligible for any potential payments upon any form of termination or resignation of employment or a change in control of Roadzen (or its subsidiaries) if such event took place on March 31, 2025, or at any other point during Fiscal Year 2025, other than as required by local regulations. Mr. Gallardo was eligible to a potential payment upon termination of employment without cause, or resignation for good reason.

Director Compensation

Roadzen’s non-employee directors are entitled to receive $200,000 in annual compensation for services rendered to Roadzen for the fiscal year ended March 31, 2025. The Chairman and the Audit Chair are entitled to receive an extra $50,000 in annual compensation for the fiscal year ended March 31, 2025. The non-employee directors have elected to receive their compensation for fiscal year 2025 only in equity, however, no cash compensation or equity awards have been paid or issued as of this filing. The following table sets forth information regarding compensation of each director, other than named executive officers, for the fiscal year ended March 31, 2025, to be paid in the form of RSU grants.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Saurav Adhikari	$200,000	$0	$0	$200,000
Steven Carlson	$250,000	$0	$0	$250,000
Ajay Shah	$200,000	$0	$0	$200,000
Supurna VedBrat	$200,000	$0	$0	$200,000
Zoë Ashcroft	$200,000	$0	$0	$200,000
Diane B. Glossman	$250,000	$0	$0	$250,000

Clawback Policy

We have adopted a compensation recovery policy (the Company’s Clawback Policy), which was effective November 30, 2023, that is compliant with the Nasdaq Listing Rules, as required by the Dodd-Frank Act.

Policies and Practices for Granting Certain Equity Awards

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with our Business Combination, our Board and shareholders adopted the Incentive Plan as well as an Employee Stock Purchase Plan (“ESPP”).

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

The following table summarizes the number of Ordinary Shares authorized for issuance under our equity compensation plans as of March 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	9,722,920	(2)	$0	15,213,946	(3)

Equity compensation plans not approved by security holders	-		-	-

Total	9,722,920		$-	15,213,946

(1)	The amounts shown in this row include the Incentive Plan and the 2023 Employee Stock Purchase Plan.
(2)	Consists of 10,118,500 RSUs granted, of which 395,580 were canceled as a result of recipient employees that left the Company.
(3)	Includes 13,845,130 Ordinary Shares reserved for future equity awards under the Incentive Plan and 1,368,816 Ordinary Shares available for purchase under the 2023 Employee Stock Purchase Plan.

Securities Beneficial Ownership Table

The following table sets forth beneficial ownership of our ordinary shares as of June 20, 2025 by:

●	each person who is the beneficial owner of more than 5% of the issued and outstanding Ordinary Shares; and

●	each of our named executive officers and directors.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of June 20, 2025.

Our beneficial ownership is based on 74,290,986 Ordinary Shares issued and outstanding as of June 20, 2025.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. To our knowledge, no Ordinary Shares beneficially owned by any executive officer or director have been pledged as security.

The following table illustrates varying beneficial ownership levels in Roadzen with the percentage of outstanding shares based on Ordinary Shares as of June 20, 2025:

Name and Address of Beneficial Owner	Number of Ordinary Shares	% of Total Voting Power
Directors and Named Executive Officers of Roadzen(1)
Rohan Malhotra(2)	18,326,904	24.7%
Jean-Noël Gallardo(10)	38,333	*
Ankur Kamboj(11)	0	*
Saurav Adhikari	0	-
Steven Carlson(12)	892,857	1.2%
Ajay Shah(3)	537,399	*
Supurna VedBrat(9)	183,223	*
Zoë Ashcroft	0	-
Diane B. Glossman	25,000	*
All directors and executive officers as a group (9 individuals)		26.9%
Five or more Percent Holders
Vahanna LLC(4)	4,777,500	6.4%
Avacara PTE, Ltd.(5)	17,473,213	23.5%
EVP I LP(6)	5,177,178	7.0%
WI Harper Fund VIII LP(7)	6,486,281	8.7%
13books Capital LP(8)	7,696,191	10.4%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Roadzen Inc., 111 Anza Boulevard, Suite 109, Burlingame, California 94010.
(2)	Based on a Form 4 filed on March 17, 2025 by Rohan Malhotra, a citizen of India. Includes 807,837 shares owned by Mr. Malhotra individually plus 45,854 shares owned by RM Securities LLC, a limited liability company of which Mr. Malhotra is the sole member. The principal business of Mr. Malhotra is serving as the Chief Executive Officer and as a member of the board of directors of the Company. Also includes 17,473,213 shares owned by Avacara PTE. Ltd. of which entity Mr. Malhotra is the majority shareholder and serves as managing director and has the power to vote and power to direct the voting of Avacara’s shareholdings in the Company on behalf of Avacara. The principal business of Avacara is investing in start-up companies. Mr. Malhotra disclaims any beneficial ownership of the shares held by Avacara, except to the extent of his pecuniary interest therein. Does not include 5,616,550 shares underlying restricted stock units (“RSUs”) issued under the Roadzen Inc. 2023 Omnibus Incentive Plan, as amended and/or restated from time to time (the “Plan”). Each RSU represents the contingent right to receive one Ordinary Share. Each RSU fully vests on September 17, 2025, subject to Mr. Malhotra’s continuous service with the Issuer through the vesting date. The business address of Mr. Malhotra is c/o Roadzen Inc., 111 Anza Blvd., Suite 109, Burlingame, CA 94010.
(3)	Based on Form 4s filed on December 15, 2023 and April 24, 2024, by Ajay Shah. These securities include 487,399 Ordinary Shares that are held by Krishnan-Shah Family Partners LP, and 50,000 Ordinary Shares exercisable from the warrants issued to Krishnan-Shah Family Partners LP in connection with a loan made by Krishnan-Shah Family Partners LP to Roadzen on March 28, 2024, with such warrants exercisable in full on March 28, 2025. The Ajay B. Shah & Lata K. Shah 1996 Trust LP is the general partner of Krishnan-Shah Family Partners LP (the “General Partner”). Mr. Shah and his wife, Mrs. Lata K. Shah, are the trustees of the General Partner and have voting and dispositive control over the securities held by Krishnan-Shah Family Partners LP. Accordingly, Mr. Shah and Mrs. Shah may be deemed to beneficially own the securities held by Krishnan-Shah Family Partners LP.
(4)	Based on a Schedule 13G filed on July 11, 2024, by Vahanna LLC. Vinode Ramgopal and Akshaya Bhargava were the managers of Vahanna LLC. Mr. Ramgopal and Mr. Bhargava had voting and investment discretion with respect to the ordinary shares held of record by Vahanna LLC. As such, Mr. Ramgopal and Mr. Bhargava may be deemed to share beneficial ownership of the ordinary shares held directly by Vahanna LLC. Each of Mr. Ramgopal and Mr. Bhargava disclaimed any beneficial ownership of the shares held by Vahanna LLC, except to the extent of their pecuniary interest therein. The business address given for Vahanna LLC was 1230 Avenue of the Americas, 16th Floor, New York NY 10020.
(5)	Based on a Form 4 filed on December 31, 2024 by Avacara Pte. Ltd (“Avacara”). Avacara owns 17,473,213 shares owned by Avacara PTE. Ltd. of which entity Mr. Malhotra is the majority shareholder and serves as managing director and has the power to vote and power to direct the voting of Avacara’s shareholdings in the Company on behalf of Avacara. The principal business of Avacara is investing in start-up companies. The business address of Avacara is 14 Robinson Road, #12-01/02 Far East Finance Building, Singapore 048545. Does not include 811,189 shares owned by RM Securities LLC and Mr. Malhotra.
(6)	Based on a Schedule 13G filed on February 22, 2024, by EVP I LP and Eos VP I GP Limited. The principal business address of each of the reporting persons is North Suite 2, Town Mills, Rue Du Pre, St. Peter Port, Guernsey, GY1, 1L.

(7)	Based on a Schedule 13G filed on February 7, 2024, by (i) WI Harper Fund VIII LP, a Cayman Islands exempted limited partnership (“WI Harper VIII”); (ii) WI Harper Fund VIII Management LP, a Cayman Islands exempted limited partnership (“Management VIII”); (iii) WI Harper Fund VII GP LLC, a Cayman Islands limited liability company (“GP LLC”); and (iv) Peter Liu (“Liu”), a citizen of the United States. Management VIII is the general partner of WI Harper VIII and may be deemed to have sole power to vote and sole power to dispose of shares of the Company directly owned by WI Harper VIII. GP LLC is the general partner of Management VIII and may be deemed to have sole power to vote and sole power to dispose of shares of the Company directly owned by WI Harper VIII. Liu is the sole member of GP LLC and may be deemed to have sole power to vote and sole power to dispose of shares of the Company directly owned by WI Harper VIII. The address for each of WI Harper VIII, Management VIII and GP LLC is PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. The address for Liu is 10F-2, Ruentex Banking Tower, 76 Tun Hua South Road, Section 2, Taipei TW 106.
(8)	Based on a Schedule 13G filed on May 7, 2024, on behalf (i) 13books Capital LP, formerly known as Element Ventures LP, a Private Fund Limited Partnership duly registered under the laws of England and Wales (“13books”), and (ii) 13books Capital General Partner LLP, formerly known as Element Ventures General Partner LLP, a Limited Liability Partnership duly registered under the laws of England and Wales ( “13 books GP” and with 13books, the “Reporting Persons”). 13books Capital General Partner LLP is the general partner of 13books and may be deemed to have sole power to vote and sole power to dispose of the shares of the Company directly owned by 13books. The principal business address of each of the Reporting Persons is First Floor, 80 Clerkenwell Road, London EC1M 5RJ.
(9)	Based on Form 4 filed on March 3, 2025, including 18,050 Ordinary Shares, 6,350 Ordinary Shares underlying warrants exercisable at $11.50, 58,823 Ordinary Shares underlying convertible debentures convertible at $8.50 per Ordinary Share, and 100,000 Ordinary Shares exercisable from the warrants of Roadzen.
(10)	Based on a Form 4 filed on May 29, 2024. Includes Ordinary Shares underlying the RSUs issued to Mr. Gallardo under the Plan. Each RSU representing a contingent right to receive one Ordinary Share. The RSUs vest as follows: 38,333 on November 21, 2024, 38,333 on November 21, 2025 and 38,334 on November 21, 2026.
(11)	Based on a Form 4 filed on September 22, 2023. Does not include Ordinary Shares underlying the RSUs issued to Mr. Kamboj under the Plan. Each RSU representing a contingent right to receive one Ordinary Share. Each RSU fully vests on September 17, 2025.
(12)	Based on a form 4 filed on December 31, 2024. Marco Polo Securities, Inc. (“MP”) is the record holder of these Ordinary Shares. Mr. Carlson is the Chief Executive Officer of MP, a corporation incorporated in the State of New York, and as such may be deemed to have beneficial ownership of the ordinary shares held directly by MP. Mr. Carlson disclaims any beneficial ownership of the shares held by MP, except to the extent of his pecuniary interest therein. The principal address of MP is 1230 Avenue of the Americas, 16th Floor, New York, NY 10020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation agreements and other arrangements described under “Roadzen’s Executive and Director Compensation” in this Annual Report and the transactions described below, since April 1, 2024, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

On December 27, 2024, Roadzen entered into two separate subscription agreements (the “Subscription Agreements”) with Marco Polo Securities, Inc. (“Marco Polo”) and Avacara PTE Ltd. (“Avacara”). Pursuant to the terms of the Subscription Agreements, on that date, approximately $3.5 million in aggregate of liabilities of Roadzen to such entities was canceled in exchange for the issuance of an aggregate of 1,227,867 Ordinary Shares of Roadzen (with 892,857 Ordinary Shares issued to Marco Polo and 335,000 Ordinary Shares issued to Avacara), as contemplated by the binding term sheets entered into by Roadzen on July 18, 2024. The Chairman of the Board of Roadzen, Steven Carlson, is the principal owner of Marco Polo and Roadzen’s Chief Executive Officer, Rohan Malhotra, is the principal owner and Managing Partner of Avacara, a significant shareholder of Roadzen. The Subscription Agreements include customary “piggyback” registration rights, as well as demand registration rights which require Roadzen to register the Shares if requested by Marco Polo or Avacara in the event that the Shares have not been registered on a “piggyback” basis within 90 days following the closing of the transactions contemplated by the Subscription Agreement (the “Closing”).

Also on December 27, 2024, Roadzen entered into separate lock-up letter agreements (the “Lock-Up Agreements”) with each of Marco Polo and Avacara, pursuant to which each such entity agreed not to sell any of the Ordinary Shares issued to it for a period of nine months following the Closing, except that 30% of each holder’s Ordinary Shares may be sold as of the 91st day after the Closing Date, another 30% may be sold on the 181st day after the Closing Date and the remainder may be sold as of one day after the nine month anniversary of the Closing Date.

On November 8, 2024, Roadzen entered into separate amendments (the “RSU Amendments”) to the restricted stock unit awards (the “RSUs”) previously granted to Rohan Malhotra, Roadzen’s Chief Executive Officer and a director, and Ankur Kamboj, Roadzen’s Chief Operating Officer. Pursuant to the RSU Amendments, each of which was effective as of September 13, 2024, the 5,616,550 RSUs previously granted by Roadzen to Mr. Malhotra and the 1,250,007 RSUs previously granted by Roadzen to Mr. Kamboj were each amended to change the date on which such RSUs vest in full (subject to the executive’s continuous service with Roadzen through the vesting date) from September 18, 2024 to September 17, 2025.

Effective as of September 24, 2024, Roadzen entered into separate letter agreements (the “Lock-Up Amendments”) with two of its significant shareholders, Avacara and Vahanna, pursuant to which each such shareholder agreed to amend the lock-up agreement previously entered into between such shareholder and Roadzen, as described in the Current Report on Form 8-K filed by Roadzen on September 27, 2023 (such prior agreements, together with the lock-up agreements entered into with other shareholders of Roadzen and described in such Form 8-K, the “Lock-Up Agreements”). Pursuant to the terms of the Lock-Up Amendments, Avacara and Vahanna agreed to extend the term of the restrictions on transfer contained in the Lock-Up Agreements by an additional year, from September 20, 2024 to September 20, 2025 (or such earlier date that the closing price of Roadzen’s Ordinary Shares equals or exceeds $12.00 (as adjusted for share recapitalizations, subdivisions, reorganizations, recapitalizations and the like), for 20 trading days within 30 trading day period. Avacara is controlled by Rohan Malhotra, Roadzen’s Chief Executive Officer and a member of Roadzen’s board of directors. Roadzen has been advised by a number of its other shareholders who are party to Lock-Up Agreements that they agree to the terms of the Lock-Up Amendments, and Roadzen expects to enter into letter agreements that are substantially similar to the Lock-Up Amendments with these other shareholders.

On March 28, 2024, Roadzen entered into a Securities Purchase Agreement (the “SPA”) with Supurna VedBrat and Krishnan-Shah Family Partners, LP (together, the “Purchasers”), pursuant to which Roadzen agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from Roadzen, an aggregate of up to $2 million in principal amount of senior secured notes (the “Notes”). Ms. VedBrat is a director of Roadzen. Ajay Shah, another director of Roadzen, and his wife, are trustees of the general partner of the Krishnan-Shah Family Partners, LP.

Pursuant to the terms of the SPA, Roadzen agreed to issue to each Purchaser, warrants (the “Warrants”) to purchase, for each $10,000 in original principal amount of Notes purchased, 1,000 of Roadzen’s ordinary shares (“Ordinary Shares”). Accordingly, on April 22, 2024, Roadzen issued Warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP, and Roadzen expects to issue Warrants to purchase such number of Ordinary Shares to Ms. VedBrat in the near future. Each Warrant will be exercisable at any time during the period commencing on March 28, 2025 (or earlier under certain circumstances described in the Warrants) (as applicable, the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of Roadzen, if earlier). The exercise price of the Warrants is equal to 80% of the lower of (i) the volume weighted average price (the “VWAP”) of the Ordinary Shares, as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding, (ii) the opening price of any public offering of straight equity securities of Roadzen occurring within six months after the issue date of the Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. The Warrants have customary anti-dilution protections in the event Roadzen declares dividends or distributions on the Ordinary Shares or subdivides, combines or reclassifies its outstanding Ordinary Shares.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees of ASA & Associates LLP, Roadzen’s independent registered public accounting firm, billed/ expected to be billed in each of the last two fiscal years for audit fees and other services:

Fee Category	For the year ended March 31, 2025	For the year ended March 31, 2024
	(in thousands)
Audit Fees (1)	$205.0	206.5
Audit-Related Fees (2)	15.0	118.0
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	220.0	324.5

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by ASA, as applicable, in connection with regulatory filings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The March 31, 2024 fees include $26.8 thousands towards ASA & Associates LLP (current auditors) and $91.2 thousands towards Marcum LLP (auditors before the Business Combination).
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All other fees consist of fees billed for all other services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-29 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Memorandum and Articles of Association of Roadzen Inc.	8-K	001-40194	3.1	9/26/2023

4.1	Form of Specimen Ordinary Shares Certificate of Roadzen Inc.	8-K	001-40194	4.1	9/26/2023

4.2	Form of Warrant Certificate of Roadzen Inc.	8-K	001-40194	4.2	9/26/2023

4.3	Warrant Agreement, dated November 22, 2021	8-K	001-40194	4.1	11/29/2021

4.4	Form of convertible debenture	8-K	001-40194	4.1	1/24/2024

4.5	Form of Senior Secured Notes (incorporated by reference to Exhibit 4.1 of Roadzen’s Current Report on Form 8-K (File No. 001-41094), filed with the Securities and Exchange Commission on April 4, 2024).	8-K	001-40194	4.1	4/4/2024

4.6	Amended and Restated Warrant	8-K	001-40194	4.1	3/5/2025

4.7	Form of Placement Agent Warrant	8-K	001-41094	4.1	1/6/2025

4.8	Form of Pre-Funded Warrant	8-K	001-41094	4.1	12/17/2024

4.9	Form of Representative Warrant	8-K	001-41094	4.2	12/17/2024

4.10	Amended and Restated Senior Secured Note, dated July 26, 2024	8-K	001-41094	4.1	7/30/2024

4.11	Form of Warrants.	8-K	001-41094	4.1	4/26/2024

10.1	Security Purchase Agreement, dated March 31, 2025	8-K	001-40194	10.1	4/1/2025

10.2	Form of Junior Convertible Note	8-K	001-40194	10.2	4/1/2025

10.3 †	Forward Purchase Agreement, dated August 25, 2023	8-K	001-40194	10.1	8/25/2023

10.4 †	Subscription Agreement, dated August 25, 2023	8-K	001-40194	10.2	8/25/2023

10.5 †	Registration Rights Agreement, dated as of November 22, 2021, by and among Vahanna Tech Edge Acquisition I Corp., Vahanna LLC and Mizuho Securities USA LLC	8-K	001-40194	10.3	11/29/2021

10.6 †	Form of Lock-up Agreement	Amendment No.4 to Form S-4	333-269747	10.8	8/14/2023

10.7	Note Purchase Agreement, dated June 30, 2023, by and among Roadzen, Inc., Mizuho Securities USA LLC and other parties named thereto	S-4	333-269747	10.11	7/30/2023

10.8	Form of Indemnification Agreement.	8-K	001-40194	10.7	9/6/2023

10.9 †	Roadzen Inc. 2023 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.8 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on September 26, 2023)	8-K	001-40194	10.8	9/26/2023

10.10 †	Roadzen Inc. 2023 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.9 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on September 26, 2023)	8-K	001-40194	10.9	9/26/2023

10.11	Note Purchase Agreement, dated June 30, 2023, by and among Roadzen, Inc., Mizuho Securities USA LLC and other parties named thereto.	Amendment No. 4 to Form S-4	333-269747	10.11	8/14/2023

10.12	Forward Purchase Agreement Confirmation Amendment dated as of January 30, 2024	8-K	001-41094	10.1	2/5/2024

10.13	Securities Purchase Agreement, dated as of December 15, 2023, between Roadzen Inc. and the investors party thereto from time to time	8-K	001-41094	10.1	1/24/2024

10.14	Letter agreement, dated as of January 19, 2024, between Roadzen Inc. and Supurna VedBrat.	8-K	001-41094	10.2	1/24/2024

10.15	Employment Agreement dated January 4, 2024 between Roadzen Inc. and Jean-Noël Gallardo (incorporated by reference to Exhibit 10.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-41094), filed with the Securities and Exchange Commission on January 8, 2024).	8-K	001-41094	10.1	1/8/2024

10.16	Securities Purchase Agreement, dated as of March 28, 2024 (incorporated by reference to Exhibit 10.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-41094), filed with the Securities and Exchange Commission on April 4, 2024).	8-K	001-41094	10.1	4/4/2024

10.17	Amendment No. 2 to Senior Secured Note Purchase Agreement, dated as of February 28, 2025.	8-K	001-41094	10.1	3/5/2025

10.18	Placement Agency Agreement, dated January 2, 2025	8-K	001-41094	10.1	1/6/2025

10.19	Form of Subscription Agreement, dated as of December 27, 2024	8-K	001-41094	10.1	1/2/2025

10.20	Form of Lock-Up Agreement, dated as of December 27, 2024	8-K	001-41094	10.2	1/2/2025

10.21	Underwriting Agreement dated December 15, 2024 between Roadzen Inc. and ThinkEquity LLC.	8-K	001-41094	1.1	12/17/2024

10.22	Form of Amendment No. 1 to Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	8-K	001-41094	10.1	11/8/2024

10.23	Form of Lock-Up Amendment	8-K	001-41094	10.1	9/27/2024

10.24	Form of Binding Term Sheets dated as of July 18, 2024.	8-K	001-41094	10.1	7/22/2024

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-41094), filed with the Securities and Exchange Commission on September 26, 2023).	8-K	001-41094	14.1	9/26/2023

19.1*	Insider Trading Policy	-	-	-	-

21.1	List of Subsidiaries.	8-K	001-41094	21.1	9/26/2023

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy	10-K	001-41094	97.1	7/1/2024

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Roadzen Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Roadzen Inc. and its subsidiaries (collectively known as the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations, consolidated statement of comprehensive loss, consolidated statement of shareholders’ equity/deficit and consolidated statement of cash flow for each of the two years ended March 31, 2025 and 2024, and the related notes (collectively referred as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years ended March 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2(b) of the consolidated financial statements, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions among others, raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plans on alleviation of doubt on going concern are also described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatements whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Delhi, India

June 26, 2025

Roadzen Inc.

Consolidated Balance Sheets

(in US $, except share count)

Particulars	As of March 31, 2025	As of March 31, 2024
Assets
Current assets:
Cash and cash equivalents	4,836,576	11,186,095
Accounts receivable, net	2,625,385	3,652,380
Inventories	202,535	70,667
Prepayments and other current assets	19,092,595	34,426,335
Investments	197,805	507,094
Total current assets	26,954,896	49,842,571
Non current assets
Restricted cash	217,064	378,993
Non marketable securities	269,470	1,514,796
Property and equipment, net	602,923	454,589
Goodwill	2,061,553	2,061,553
Operating lease right-of-use assets	1,109,219	822,327
Intangible assets, net	1,243,253	2,989,604
Other long-term assets	120,972	71,913
Total Non current assets	5,624,454	8,293,775
Total assets	32,579,350	58,136,346

Liabilities and shareholders’ Equity/(Deficit)
Current liabilities
Current portion of long-term borrowings	2,904,444	2,228,471
Short-term borrowings	19,865,645	15,754,829
Accounts payable and accrued expenses	30,254,010	38,492,487
Derivative warrant liabilities	1,489,818	5,585,955
Short-term operating lease liabilities	318,921	358,802
Other current liabilities	2,102,466	3,231,962
Total current liabilities	56,935,304	65,652,506
Non current liabilities
Long-term borrowings	139,775	1,472,933
Long-term operating lease liabilities	628,400	268,856
Other long-term liabilities	566,651	1,241,917
Total Non current liabilities	1,334,826	2,983,706
Total liabilities	58,270,130	68,636,212

Commitments and contingencies (refer note 22)

Shareholders’ Equity/(Deficit)
Ordinary Shares and additional paid in capital, $0.0001 par value per share, 220,000,000 shares authorized as of March 31, 2025 and March 31, 2024; 74,290,986 and 68,440,829 shares outstanding as of March 31, 2025 and March 31, 2024 respectively	95,501,291	84,974,378
Accumulated deficit	(223,826,442)	(151,008,419)
Accumulated other comprehensive income/(loss)	(468,859)	(600,501)
Other components of equity	103,720,113	56,560,706
Total shareholders’ deficit	(25,073,897)	(10,073,836)
Non-controlling interest	(616,883)	(426,030)
Total deficit	(25,690,780)	(10,499,866)
Total liabilities and Total Deficit	32,579,350	58,136,346

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Consolidated Statements of Operations

(in US $, except share count)

	For the Year ended March 31,
Particulars	2025	2024
Revenue	44,296,098	46,724,287
Costs and expenses:
Cost of services	18,833,218	18,132,757
Research and development	3,779,955	4,973,816
Sales and marketing	28,873,150	33,195,608
General and administrative	51,602,107	65,895,085
Depreciation and amortization	2,020,610	2,185,858
Total costs and expenses	105,109,040	124,383,124
Loss from operations	(60,812,942)	(77,658,837)
Interest expense (net)	(3,247,831)	(2,291,123)
Fair value gains/(losses) in financial instruments carried at fair value	(14,844,420)	(19,475,005)
Gain on deconsolidation of subsidiaries	-	2,098,745
Impairment of investment	(1,245,326)	(3,395,234)
Other income (net)	7,073,235	838,728
Total other income/(expense)	(12,264,342)	(22,223,889)
(Loss)/Income before income tax expense	(73,077,284)	(99,882,726)
Less: income tax (benefit)/expense	(13,973)	(23,648)
Net (loss)/income before non-controlling interest	(73,063,311)	(99,859,078)
Net loss attributable to non-controlling interest, net of tax	(192,879)	(189,743)
Net Loss attributable to Ordinary shareholders	(72,870,432)	(99,669,335)

Net loss per share attributable to Ordinary shareholders
Basic and diluted	(1.04)	(2.26)
Weighted-average number of shares used in computing net loss per share	69,867,792	44,032,410

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Consolidated Statements of Cash Flows

(in US $, except share count)

	For the Year ended March 31,
Particulars	2025	2024
Cash flows from operating activities
Net loss including non controlling interest	(73,063,311)	(99,859,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,020,610	2,185,858
Stock based compensation	47,211,816	56,303,135
Deferred income taxes	(193,261)	(86,020)
Unrealised foreign exchange loss/(profit)	132,121	(459,190)
Fair value losses in financial instruments carried at fair value	14,844,420	19,475,005
Gain on deconsolidation of subsidiaries	-	(2,098,745)
Gain on fair valuation of investments	-	(1,812)
Impairment of investment	1,245,326	3,395,234
Expected credit loss (net of reversal)	246,115	293,853
Provision on doubtful advances and receivables,	-	4,877,222
Balances written off/(back)	(8,143,051)	(51,513)
	(15,699,215)	(16,026,051)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Inventories	(131,868)	(11,688)
Income taxes, net	-	(64,243)
Accounts receivables, net	780,880	5,865,550
Prepayments and other assets	(4,822,952)	(27,652,091)
Accounts payable and accrued expenses	2,833,077	19,344,448
Other liabilities	(1,102,120)	(674,090)
Net cash used in operating activities	(18,142,198)	(19,218,165)

Cash flows from investing activities
Purchase of property and equipment, intangible assets and goodwill	(424,910)	(455,924)
Acquisition of businesses	-	(5,749,200)
Proceeds from sale of mutual fund	309,289	-
Investment in mutual funds	-	(500,000)
Net cash used in investing activities	(115,621)	(6,705,124)

Cash flows from financing activities
Proceeds from business combination	-	26,824
Proceeds from issue of preferred stock	-	6,079,409
Proceeds from issue of ordinary stock	7,073,913	-
Net proceeds/(payments) from borrowings	3,669,290	15,465,516
Proceeds from forward purchase agreement	1,000,000	3,790,633
Net cash generated from financing activities	11,743,203	25,362,382
Effect of exchange rate changes on cash and cash equivalents	3,168	(244,444)
Net (decrease)/increase in cash and cash equivalents (including restricted cash)	(6,511,448)	(805,351)
Cash acquired in business combination	-	11,238,609
Cash and cash equivalents at the beginning of the period (including restricted cash)	11,565,088	1,131,830

Cash and cash equivalents at the end of the period (including restricted cash)	5,053,640	11,565,088
Reconciliation of cash and cash equivalents
Cash and cash equivalents	4,836,576	11,186,095
Restricted cash	217,064	378,993
Total cash and cash equivalents	5,053,640	11,565,088

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	1,318,139	623,525
Non-cash investing and financing activities
Consideration payable in connection with acquisitions	8,376,253	488,000
Interest accrued on borrowings	2,123,633	451,323

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Consolidated Statements of Comprehensive Loss

(in US $, except share count)

	For the Year ended March 31,
	2025	2024
Net (loss)/income	(72,870,432)	(99,669,335)
Changes in foreign currency translation reserve	133,747	(532,936)
Less: changes in foreign currency translation reserve attributable to non-controlling interest	2,105	662
Other comprehensive income (loss) attributable to Roadzen Inc. ordinary shareholders	131,642	(533,598)

Total comprehensive loss attributable to Roadzen Inc. ordinary shareholders	(72,738,790)	(100,202,933)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen, Inc.

Consolidated Statement of Shareholders’ Equity/(Deficit)

(in US $, except share count)

			Shareholders’ Equity/(Deficit)
	Convertible preferred stock		Ordinary shares and additional paid in capital		Accumulated	Debenture Redemption	Stock based	Accumulated other comprehensive	Total shareholders’
Particulars	Shares	Amount	Shares	Amount	deficit	Reserve	compensation	loss	deficit
Balance as of April 1, 2023	1,465,100	48,274,279	606,425	303,213	(51,448,299)	366,786	—	(66,903)	(50,845,203)
Issuance of Series A1 stock during the period through rights issue	1,558,916	8,879,409	—	—	—	—	—	—	—
Issuance of Series A1 stock during the period through conversion of loan	467,446	2,662,590	—	—	—	—	—	—	—
Movement attributable to stock based Compensation Reserve							56,303,135		56,303,135
Net profit attributable to Ordinary shareholders	—	—	—	—	(99,669,335)	—	—	—	(99,669,335)
Impact of issuance/repayment of debenture	—	—	—	—	109,215	(109,215)	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	(533,598)	(533,598)
Conversion of redeemable convertible preferred stock into common stock upon Business Combination	(41,894,535)	(59,816,278)	41,894,536	59,816,278	—	—	—	—	59,816,278
Issuance of common stock upon Business Combination	—	—	10,044,309	24,854,887	—	—	—	—	24,854,887
Balance as of March 31, 2024	—	—	68,440,829	84,974,378	(151,008,419)	257,571	56,303,135	(600,501)	(10,073,836)

Balance as of April 1, 2024	—	—	68,440,829	84,974,378	(151,008,419)	257,571	56,303,135	(600,501)	(10,073,836)
Issuance of Ordinary share during the period through conversion of payables	—	—	892,857	2,500,000	—	—	—	—	2,500,000
Issuance of Ordinary shares during the period through conversion of loan	—	—	335,000	938,000	—	—	—	—	938,000
Net profit attributable to Ordinary shareholders	—	—	—	—	(72,870,432)	—	—	—	(72,870,432)
Other comprehensive income	—	—	—	—	—	—	—	131,642	131,642
Movement attributable to stock based Compensation Reserve	—	—	—	—	—	—	47,211,816	—	47,211,816
Impact of issuance/repayment of debenture	—	—	—	—	52,409	(52,409)	—	—	—
Issuance of ordinary shares	—	—	4,622,300	7,088,913	—	—	—	—	7,088,913
Balance as of March 31, 2025	—	—	74,290,986	95,501,291	(223,826,442)	205,162	103,514,951	(468,859)	(25,073,897)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

1. Reorganization and description of business

Roadzen Inc., a British Virgin Islands business company (the “Parent Company”, formerly known as Vahanna Tech Edge Acquisition I Corp; and sometimes referred to in this filing as “Vahanna”) has subsidiaries located in India, the United States and the United Kingdom. The Company is a leading Insurtech platform and provides solutions in relation to insurance products, including distribution, pre-inspection assistance, telematics, claims submission and administration, and roadside assistance. The consolidated financial statements include the accounts of Roadzen Inc. and its subsidiaries (collectively, “Roadzen” or the “Company”).

Merger agreement

On September 20, 2023 (the “Closing Date”), Vahanna, Roadzen, Inc., a Delaware corporation (“Roadzen (DE)”), and Vahanna Merger Sub Corp., a Delaware corporation and a direct, wholly owned subsidiary of Vahanna (“Merger Sub”), consummated the Business Combination (as defined below) pursuant to the Agreement and Plan of Merger, dated February 10, 2023, by and among Vahanna, Roadzen (DE) and Merger Sub, as amended by the First Amendment to the Agreement and Plan of Merger, dated June 29, 2023 (as so amended, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Roadzen (DE), with Roadzen (DE) surviving the merger as a wholly owned subsidiary of Vahanna (the “Merger,” and together with the other transactions contemplated by the Merger Agreement and the other agreements contemplated thereby, the “Business Combination”).

In connection with the Closing (as defined below), and pursuant to the terms of the Merger Agreement, equity interests in Vahanna and Roadzen (DE) were converted into ordinary shares of Parent Company, $0.0001 par value (“Ordinary Shares”) as follows: (i) each outstanding share of common stock of Roadzen (DE) including shares of common stock issued upon conversion of each outstanding share of Roadzen (DE)’s convertible preferred stock, was cancelled and converted into 27.21 Ordinary Shares, (ii) each restricted stock unit of Roadzen (DE) (“Roadzen (DE) RSU”) was assumed and converted into the right to receive 27.21 restricted stock units of the Parent Company (each, a “RDZN RSU”) and were assumed as Substitute Awards under the Roadzen Inc. 2023 Omnibus Incentive Plan, (iii) each equity security of Roadzen (DE) other than Roadzen (DE) common stock and Roadzen (DE) RSUs (each, a “Roadzen (DE) Additional Security”) was assumed and converted into the right to receive equity interests that may vest, settle, convert or be exercised into 27.21 Ordinary Shares, (iv) each share of common stock of Merger Sub issued and outstanding immediately prior to the Closing was cancelled, retired and ceased to exist, and (v) each ordinary share of Vahanna (each, a “Vahanna Ordinary Share”) issued and outstanding immediately prior to the Closing and not redeemed in connection with the Redemption (as defined below) remained outstanding and is now one Ordinary Share.

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

-Roadzen (DE) existing management team serving as the initial management team of the Company and holding a majority of the initial board of directors of the Company;

-Roadzen (DE) management continuing to hold executive management roles for the post-combination company and being responsible for the day-to-day operations; and

- Roadzen (DE) operations comprising the ongoing operations of the Company.

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Roadzen (DE) issuing stock for the net assets of Vahanna, accompanied by a recapitalization. The primary assets acquired from Vahanna related to cash amounts and a forward purchase agreement (“FPA”) that was assumed at fair value upon closing of the Business Combination. No goodwill or other intangible assets were recorded as a result of the Business Combination.

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

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

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

b) Liquidity and going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to meet its obligations as they become due in the ordinary course of business.

As of March 31, 2025 and 2024, the Company has incurred recurring operating losses, negative operating cash flows, and a negative working capital position. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that this doubt can be alleviated based on a clear and executable mitigation strategy currently underway.

To support this conclusion, the Company has implemented a comprehensive plan centered around capital raising, liability restructuring, and operational cost optimization. In FY25, the Company eliminated approximately $12.6 million in short-term liabilities through a combination of equity issuance and cash settlements. This included converting $3.4 million of liabilities into equity and settling $8.8 million of vendor payables for just $1.65 million in cash.

Further, Roadzen is actively pursuing both equity and debt capital to strengthen its balance sheet. The Company is currently raising funds through a PIPE (Private Investment in Public Equity) transaction with original investors, which includes both fresh capital and the conversion of existing Vahanna debt into equity.

The Company is also exploring new long-term credit facilities to refinance short-term obligations and create a more sustainable capital structure. Management remains engaged in active discussions to finalize additional equity and debt transactions over the coming months.

Based on the progress made to date—demonstrated by completed transactions, advanced negotiations, and investor commitments—management believes it has formulated and is executing a viable plan to obtain sufficient liquidity to meet obligations as they fall due over the next 12 months. As a result, management expects to alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets or the classification of liabilities that might be required should the Company be unable to continue as a going concern.

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

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

d) Reclassifications

During the year ended March 31, 2025, the Company has reclassified certain expenses related to its India brokerage operations to better align with their true nature and industry practice. These expenses, initially categorized under Cost of Services, have been reclassified to Sales & Marketing expenses during the current quarter. This reclassification is based on the recognition that these costs are primarily associated with marketing and sales efforts, including advertising, promotions, and customer acquisition, which more accurately reflect the Company’s efforts to drive revenue.

To maintain consistency and comparability, the Company has also adjusted the comparative financial statements of prior periods to conform to the current period presentation. Accordingly, the Company has reclassified $1,029,330 from Cost of Services to Sales & Marketing for the year ended March 31, 2025 and $192,285 in the year ended March 31, 2024.

This reclassification impacts the Unaudited Condensed Consolidated Statements of Operations, where these expenses are now reported under Sales & Marketing instead of Cost of Services. This reclassification does not affect the Company’s net income or loss, nor does it alter the figures presented in the Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Cash Flows, or Unaudited Condensed Consolidated Statement of Shareholders’ Deficit. The change ensures that the financial statements provide a clearer and more accurate view of the Company’s cost structure.

e) Revenue

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

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

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

The Company enters into contracts with Original Equipment Manufacturers (“OEMs”) primarily to administer the service plans/extended warranty schemes launched by OEMs. The Company’s performance obligation under these contracts is to administer these programs. The Company acts on behalf of the OEMs and is accordingly considered as an agent for the purpose of recognizing revenue, as the primary obligation to fulfill the service/extended warranty schemes belongs to the OEMs. The administration fees received from the provision of service plan administration is recorded ratably over the tenure of contract which usually ranges from one to seven years.

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

g) Cost of services

The cost of services for the Company’s distribution business includes employee related expenses directly involved in generating and servicing revenue and other direct expenses related to facilities.

For the Company’s IaaS platform-based services cost of revenue primarily consists of direct costs incurred for delivering the services to customers and the cost of onsite engineering support for roadside assistance, employee related expenses, risk assessment expenses and other direct expenses. Amounts incurred towards vendors/suppliers for inspections and roadside assistance also form part of direct cost. Cost of services also includes cost of telematics devices sold through different subscription or upfront sale model.

Cost of services are recognized as they are incurred.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

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

i) Restricted cash and cash equivalents

Restricted cash and cash equivalents are pledged as security for contractual arrangements. Restricted cash and cash equivalents are classified as current and noncurrent assets based on the term of the remaining restriction. The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets amounts are as follows:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	4,836,576	11,186,095
Restricted cash and cash equivalents—current	—	—
Restricted cash and cash equivalents—non-current	217,064	378,993

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

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

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

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

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

p) Business combination

The Company accounts for an acquisition as a business combination if the assets acquired and liabilities assumed in the transaction constitute a business in accordance with Accounting Standard Codification (“ASC”) Topic 805 “Business Combinations.” Such acquisitions are accounted using the acquisition method i.e., by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Where the set of assets acquired and liabilities assumed do not constitute a business, it is accounted for as an asset acquisition where the individual assets and liabilities are recorded at their respective relative fair values corresponding to the consideration transferred.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

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

The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, the Company determined that it has only one reporting unit.

r) Foreign currency

The Company’s consolidated financial statements are reported in U.S. Dollars (“USD”), the Parent Company’s functional currency. The functional currency for the Company’s subsidiaries in India, is the Indian Rupee (“INR”), the functional currency of the Company’s subsidiary in the United Kingdom is the British Pound Sterling (“GBP”). The translation of the functional currency of the Company’s subsidiaries into USD is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using an average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments (“CTA”) under other comprehensive income/loss, or under accumulated other comprehensive income/loss as a separate component of equity.

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

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

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

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

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

i.	In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which signifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity. The standard reduces the number of models used to account for convertible instruments, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and requires the if-converted method for calculation of diluted earnings per share for all convertible instruments. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2023. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

ii.	In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

iii.	In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. It requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company adopted the new standard effective March 31, 2025, which impacted disclosures only, with no impact to results of operations, cash flows, or financial condition.

iv.	In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023 -09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

aa) Recent Accounting Pronouncements - Accounting Standards Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. The standard primarily impacts the amortized cost of the Company’s available-for-sale debt securities. The Company adopted this standard, which did not result in a material impact on its consolidated financial statements.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

3 Cash, cash equivalents and restricted cash

	As of March 31, 2025	As of March 31, 2024
Balances with banks
In current accounts	4,829,632	11,183,189
Cash in hand	6,944	2,906

	4,836,576	11,186,095

Restricted cash and cash equivalents (non - current)	217,064	378,993

4 Accounts receivables, net

	As of March 31, 2025	As of March 31, 2024
Accounts receivable	3,216,711	3,997,591
Less: allowance for credit losses	(591,326)	(345,211)
Accounts receivable, net	2,625,385	3,652,380

The following table provides details of the Company’s allowance for credit accounts:

Balance, beginning of period	345,211	13,726
Additions charged	259,293	301,309
Existing allowance in acquired entities	—	43,902
Effect of exchange rate changes	(13,178)	(13,726)
Balance, end of period	591,326	345,211

5 Prepayments and other current assets

	As of March 31, 2025	As of March 31, 2024
Balance with statutory authorities	1,496,055	1,462,119
Unbilled revenue	6,201,942	1,821,134
Advances given (net of doubtful advances of $2,238,531 as of March 31, 2025 and $2,299,569 as of March 31, 2024).	1,555,929	672,716
Other receivables (net of doubtful receivables of $2,800,000 as of March 31, 2025 and March 31, 2024)	-	6,829
Prepayments	1,100,063	1,613,407
Forward purchase agreement	8,628,301	28,784,993
Deposits	110,305	65,137
	19,092,595	34,426,335

i) Advances given include:

a) $1,135,108 and $ 244,087 of advances to suppliers as of March 31, 2025 and March 31, 2024, respectively.

b) $128,654 and $119,220 of advances to employees as of March 31, 2025 and March 31, 2024, respectively. Advances to employees include related party balances of $71,382 and $54,082 as of March 31, 2025 and as of March 31, 2024 respectively.

c) $1,989,776 in advances were extended to Peoplebay Consultancy Services Private Limited, FA Events & Media Private Limited, and FA Premium Insurance Private Limited. However, due to a loss of control over these entities during the previous year, the Company is doubtful on the recovery of these advances and has consequently created a provision.

ii) Other receivables includes amount of $2,800,000 to be received from a subscriber on account of issuance of preferred stock of Roadzen (DE) during the financial year 2023-24 which was converted to ordinary shares upon business combination. However, upon non receipt of the same a 100% provision of $2,800,000 was created against it.

iii) Forward purchase agreement

On August 25, 2023, the company entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and

(iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Seller”) (the “Forward Purchase Agreement” or “FPA”) for OTC Equity Prepaid Forward Transactions.

The FPA represents the recognition of the cash payments to the Seller of $41.2 million (including prepayment of $41.15 million and the reimbursable transaction cost of $0.05 million) and the FPA with regard to 3,138,628 shares (recycled shares) and 702,255 shares (FPA subscription shares).The fair value of the FPA receivable is comprised of the Prepayment Amount (as defined in the FPA, $41.2 million) and is reduced by the economics of the downside provided to the Sellers ($32.6 million) and the estimated consideration payment at the Cash Settlement Payment Date ($8.6 million). During year ended March 31, 2025, an additional $1 million was received from the Seller, bringing the total cash receipts to $4.8 million.

Following the balance sheet date, a contractual dispute arose between the Company and the Seller, regarding alleged breaches of the terms of the FPA. In April 2025, the Company initiated legal proceedings against the Seller, citing that despite negotiated safeguards, Meteora sold shares without honoring its payment obligations or providing the required notices under the FPA. The Seller subsequently filed a counterclaim, alleging breach of contract by the Company on the grounds of non-registration of FPA Subscription shares. The dispute includes disagreement over the number of outstanding shares with the Seller as reported by the Company versus those disclosed in the Seller’s filing of Schedule 13G/A with the Securities Exchange Commission, and the termination date of the FPA.

Due to the ongoing uncertainty regarding the resolution of these matters and unavailability of any reliable accounting estimate as of the reporting date, the Company has continued to value its FPA receivable on the latest available Fair Valuation report obtained before the above-mentioned contractual dispute i.e. as of December 31, 2024. The FPA remains classified as a financial instrument, and its fair value will be reassessed in future periods once the dispute is resolved and adequate valuation inputs are accessible.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

Assumptions used in calculating estimated fair value of Forward Purchase Agreement as of December 31, 2024 is as follows:

Volatility	61.24%
Risk-free rate	4.58%
Dividend yield	0.00%
Strike price	10.77
Remaining term (years)	0.25 year

6 Non-marketable securities

a) Moonshot - Internet SAS (“Moonshot”)

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

b) Daokang (Beijing) Data Science Company Ltd. (“Daokang”)

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

The Company evaluates its non-marketable equity securities for impairment in each reporting period based on a qualitative assessment that considers various potential impairment indicators. This evaluation consists of several factors including, but not limited to, an assessment of significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which our investees operate, and other available financial information as per the local reporting requirements applicable to the relevant jurisdictions that affects the value of our non-marketable equity securities. Based on such assessment, the Company has recorded an impairment of NIL (PY. $2,140,530) for Moonshot - Internet SAS and $1,245,326 (PY. $1,254,704) for Daokang (Beijing) Data Science Company Ltd. till March 31, 2025.

7 Property and equipment, net

The components of property and equipment, net were as follows:

	As of March 31, 2025	As of March 31, 2024
Computers	477,765	660,504
Office equipment	456,027	422,046
Furniture & fixtures	267,767	162,851
Electrical equipment	30,811	30,972
Leasehold improvements	31,192	31,736
Total	1,263,562	1,308,109
Less: Accumulated depreciation	(660,639)	(853,520)
Property and equipment, net	602,923	454,589

For the year ended March 31, 2025, the Company disposed property and equipment amounting to $44,547 (net of capitalization of $424,910, transfers of $61,209, and cumulative translation adjustment (CTA) impact of $(1,218)). For the year ended March 31, 2024, the capitalization amounted to $687,130 (net of disposals of $106 and CTA impact of

$(1,180)), of which $396,123 pertained to the acquisition of FA Premium Insurance Broking Pvt. Ltd., Global Insurance Management Limited, and National Automobile Club.

Effective January 1, 2024, the Company ceased to exercise board control over Peoplebay Consultancy Services Private Limited, FA Events & Media Private Limited, and FA Premium Insurance Private Limited. As a result, property and equipment with a carrying value of $73,641 were derecognized.

The Company disposed of assets totaling $182,739 (net of additions of $37,321) for the period ended March 31, 2025, and $28,008 during the year ended March 31, 2024, primarily related to computer equipment.

Depreciation expense on property and equipment amounted to $142,027 and $152,113 for the periods ended March 31, 2025 and March 31, 2024, respectively, of which $62,130 and $77,422 related to computers.

8 Intangible assets, net

	As of March 31, 2025	As of March 31, 2024
Software for internal use	8,281,900	8,583,145
Customer contracts - (refer note 19)	1,163,052	2,299,835
Intangible assets under development	712,964	439,374
Intellectual property	150,662	153,487
Trademark	53	54
Total	10,308,631	11,475,895
Less: accumulated depreciation and amortization	(9,021,736)	(8,442,649)
Less: impairment loss	(43,642)	(43,642)
Less: Amortisation of customer contracts	(763,498)	(763,846)
Less: accumulated depreciation and amortization	14,755	(20)
Less: Amortisation of Intellectual Property	(116,310)	(87,091)
Less: Accumulated Depreciation of Software for Internal use	(8,156,683)	(7,591,692)
Intangible assets, net	1,243,253	2,989,604

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

For the year ended March 31, 2025, the Company derecognized intangible assets totaling $1,167,264. This includes the write-off of customer contracts with Global Insurance Management amounting to $1,157,920 and related accumulated amortization of $389,714, due to termination of the contract and the absence of any future economic benefits. Additionally, software assets with a gross value of $292,120 and associated accumulated amortization of $210,975 were written off. Capitalized intangible assets under development amounting to $275,584 were also derecognized during the period.

For the year ended March 31, 2024, the Company had acquired intangible assets amounting to $4,955,565, primarily related to the acquisitions of FA Premium Insurance Broking Pvt. Ltd., Global Insurance Management Limited, and National Automobile Club. Effective January 1, 2024, the Company ceased to exercise board control over Peoplebay Consultancy Services Private Limited, FA Events & Media Private Limited, and FA Premium Insurance Private Limited. Consequently, intangible assets valued at $2,017,117 were derecognized, and related impairment and amortization of $335,185 on customer contracts were reversed.

The Company conducted a qualitative assessment of its intangible assets and concluded that it is more likely than not that the carrying amount of the acquired entities does not exceed their fair value. As such, no impairment was recorded.

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For Year Ended March 31, 2025:

Amount
2026	363,909
2027	311,368
2028 and thereafter	16

9 Other long-term assets

	As of March 31, 2025	As of March 31, 2024
Deposits	12,657	12,672
Advances	103,312	34,685
Interest accrued	5,003	2,503
Deferred tax assets (refer note 24)	-	22,053
	120,972	71,913

10 Accounts payable and accrued expenses

	As of March 31, 2025	As of March 31, 2024
Accounts payable	17,484,895	22,795,847
Accrued expenses	8,599,752	5,916,896
Amounts due to employees	780,695	860,895
Due to insurer	3,388,668	8,918,849
	30,254,010	38,492,487

1. Accounts Payable includes related to the cost of services and operating expenses amounting to $1,084,594 and $16,400,301 as of March 31, 2025, and $1,773,136 and $21,022,711 as of March 31, 2024, respectively. It also includes payables assumed by Roadzen (DE) in connection with the Business Combination, totaling $8,376,253 and $17,422,094 as of March 31, 2025 and March 31, 2024, respectively.

2. Accrued Expenses comprise related to the cost of services and operating expenses totaling $1,478,125 and $7,121,627 as of March 31, 2025, and $2,445,915 and $3,470,981 as of March 31, 2024, respectively.

-Accrued expenses include the amount of $2.1 million on account of interest due but not paid.

-Accrued expenses also include related party balances of $350,000 and $100,000 as of March 31, 2025 and as of March 31, 2024 respectively.

3. Amounts Due to Employees, comprising salary and reimbursement payables, include related party balances of $74,062 and $95,971 as of March 31, 2025 and March 31, 2024, respectively.

4. Sum due to insurer represents the net amounts of premium due to insurer based on the respective contract with each insurer. The net amount due is equal to the gross written premium less the Company’s commission for policies that have reached their effective date. Sum due to insurer is $3,388,668 as of March 31, 2025, which represents funds from the insurer to meet working capital requirements/contingencies arising out of claim settlement.

11 Other current liabilities

Other current liabilities consist of the following:

	As of March 31, 2025	As of March 31, 2024

Statutory liabilities	535,493	1,252,384
Deferred revenue	893,822	656,968
Advances from customers	86,653	445,696
Retirement benefits	25,464	14,128
Other payables	561,034	862,786
	2,102,466	3,231,962

Other Payables include consideration payable on acquisition of National Automobile Club amounting $488,000 during the period March 31, 2025 and year ended March 31, 2024.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

12 Derivative warrant liabilities

Fair valuation of warrants issued to lenders as a part of a senior secured note agreement entered into between Roadzen (DE) and Mizuho Securities USA LLC (“Mizuho”) on June 30, 2023 (“Issuance Date”) as administrative agent amounting to $1,489,818. Each warrant grants the holder the right to purchase one Ordinary Share of the Company at an exercise price of $0.001 with a cashless settlement option where the difference between the exercise price and the market price would be paid to the warrant holder in the form of Ordinary Shares. Since the Company has Warrants traded under the symbol RDZNW, market price method was used to compute the fair market value on the reporting date. The warrants issued are recognized as derivative liabilities and were initially measured using the Black-Scholes model and are subsequently remeasured at each reporting period with changes recorded in consolidated statements of operation. As per the agreement entered into, if the principal and interest payments are not made as per the repayment schedule, the Company is obliged to issue warrants in the sequence below. On May 14, 2024, as required by the terms of this senior secured notes agreement, the Company issued to Mizuho a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.0001 per share.

Milestone (from Issuance Date)	Warrants Shares based on fully diluted Ordinary Shares of the Company as of the issuance date
180 days	1.00%
210 days	1.17%
240 days	1.33%
270 days	1.50%
300 days	1.67%
330 days	1.83%
360 days	2.50%

The assumptions used in calculating estimated fair value of warrants due as of March 31, 2025 is as follows:

Closing price	$1.04
Risk Free rate	3.96%
Dividend Yield	0%
Volatility	193.40%
Expected Life of the option	2.63 years

13 Borrowings

A Long-term borrowings consist of the following:

	As of	As of
	March 31, 2025	March 31, 2024
Loans from banks (note a)	167,177	112,169
Secured debentures (note b)	1,718,596	2,214,754
Convertible debenture (note c)	1,158,446	1,374,481
Less: current portion of long-term borrowings	(2,904,444)	(2,228,471)
	139,775	1,472,933

a) Loans from banks:

Particulars	Maturity date	Amount outstanding
Long-term borrowings from banks	10-Aug-30	95,913
Long-term borrowings from banks	1-May-29	15,013
Long-term borrowings from banks	1-Oct-29	22,326
Long-term borrowings from banks	5-Jan-30	16,963
Long-term borrowings from banks	5-Jan-30	16,963
		167,177

The above loans are vehicle loan and secured by way of hypothecation against vehicle for which loan is granted.

b) Secured debentures:

Particulars	Maturity date (as amended)	Amount outstanding
N1 Series Debentures	31-Mar-25	448,621
N2 Series Debenture	31-Mar-25	254,064
N3 Series Debentures	31-Mar-25	317,873
N4 Series Debentures	31-Mar-25	698,038
		1,718,596

The debentures are secured by a subordinated lien on intellectual property, current assets and movable property and equipment of certain material foreign subsidiaries.

During the quarter ended September 30, 2024, the company has entered into a modification arrangement with the debenture holders, resulting in amendment to the repayment terms for the following series of debentures:

Particulars	Original terms (Months)	Modified Terms (Months)
N1 Series Debentures	24	34
N2 Series Debenture	24	32
N3 Series Debentures	18	28
N4 Series Debentures	13	27

The company has not honored the repayment of the above debentures as on the amended date but has obtained an extension from the lender up to July 31, 2025. However, there is no new agreement in place for the same.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

c) Convertible debenture

During the year ended March 31, 2025, the Company has outstanding $1.10 million unsecured convertible debentures to different parties which has maturity date of December 15, 2025. The instruments carry an interest rate of 13% per annum, unless otherwise specified, as below.

Redemption/Conversion

On Maturity

If any amount of principal or interest under the notes remain outstanding on the maturity date, the Company shall repay the principal together with payment of accrued interest.

Optional Conversion: The unpaid principal amount of this debenture (together with all accrued but unpaid interest thereon) shall be convertible, in whole or in part, at the option of the Holder at any time prior to the payment in full of the principal amount of this Debenture, into such number of Ordinary Shares as is determined by dividing the principal amount of the Debenture so converted (together with all accrued but unpaid interest thereon) by the conversion price of $8.50, determined by the greater of (i) the volume-weighted average price of RDZN for the thirty (30) trading day period immediately preceding December 15, 2024 and (ii) 85% of the Conversion Price then in effect, resulting in an optional conversion into 150,995 Ordinary Shares.

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

The assumptions used in calculating estimated fair value of warrants due as of March 31, 2025 is as follows:

Risk free rate	3.96%
Volatility	193.40%
Annual Interest rate	13%
Conversion Price	$10

d) As of March 31, 2025, the aggregate maturities of long-term borrowings are as follows:

Period ending March 31, 2026	2,904,444
Period ending March 31, 2027	29,984
Period ending March 31, 2028	32,800
Period ending March 31, 2028 onwards	76,991
3,044,219

B Short-term borrowings

	As of March 31, 2025	As of March 31, 2024
Loans from banks (note a)	263,846	781,455
Loans from related parties	115,086	1,096,109
Loans from others (note b)	19,486,713	13,877,265
	19,865,645	15,754,829

a) Loans from banks and others

Particulars	Weighted average borrowing rate
Short-term borrowings from banks and others	15.31%

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

b) Loan from others

1. During the quarter ended June 30, 2023, Roadzen (DE) entered into a $7.5 million senior secured notes agreement with Mizuho as a lender and administrative agent, which originally had a maturity date of 30 June, 2024 . On May 14, 2024, as required by the terms of this senior secured notes agreement, the Company issued to the lender Mizuho, a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.0001 per share. On July 26, 2024, the Company entered into Amendment No. 1 to the senior secured notes, providing for an additional $4 million in principal amount to a total of $11.5 million, and an extension of the maturity date to December 31, 2025. Terms of the notes are otherwise the same as the original notes issued in June 2023, including an interest rate of 15% per annum, and did not require any additional warrants.

2. As the accounting acquirer Roadzen (DE) has assumed promissory note amounting to $2.7 million at a discount of 10% which was obtained to finance transaction costs in connection with the Business Combination. The Promissory note is not convertible and interest of 20% per annum and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. The company has not honored repayment of the promissory note on the due date.

Additionally, Roadzen (DE) also assumed Convertible Promissory Note amounting to $1.03 million which was obtained to finance transaction costs in connection with a Business Combination. The Convertible Promissory Notes is a non-interest bearing instrument and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the holder’s discretion. The warrants would be identical to the private placement warrants described in note 17. The company has not honored repayment of the promissory note on the due date

3. During the quarter ended December 31, 2024, Good Insurance Brokers Private Limited secured loan facilities from Hindon Mercantile Ltd amounting to $0.79 million., carrying an interest rate of 22%, with repayment scheduled in eight installments in four months from the date of loan.

4. During the quarter ended March 31, 2024 and June 30, 2024 the company has issued $1.0 million and $0.5 million notes at an interest rate of 17.5% PA and mature on the sixth month anniversary of the funding of the notes respectively. The interest rate on the notes can be increased maximum up to 29% as per the applicable condition of repayment.

5. During the year ended March 31, 2023, Roadzen Technologies Private Limited secured loan facilities from Cambridge Innovations Private Limited amounting to $0.27 million bearing an interest rate of 8% per annum, repayable within 22 months from the issuance date. However, the Company has not honored the repayment of the above loan as on the reporting date. The company is in process to get an extension of repayment to March 31, 2026.

6. On March 31, 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Investor”) under which the Company agreed to issue and sell, in a registered public offering, junior convertible notes for up to an aggregate principal amount of $2,300,000 (the “Junior Notes”) that may be convertible into the Company’s Ordinary Shares. The Junior Notes were sold for a gross purchase price of $2,000,000 before fees and other expenses. On April 1, 2025, the Company completed the sale of the Junior Notes to the Investor and issued the Junior Notes. The Junior Notes will mature one year from the date of issuance and will bear interest at a rate of 16% per annum (increasing to 18% per annum upon the occurrence and during the continuation of an event of default). 25% of the principal amount of the Junior Notes (less any amount previously converted by the holders), together with accrued but unpaid interest, is payable quarterly, commencing three months after the date of issuance.

The Junior Notes will have an initial conversion price of $2.00 and will be convertible at any time, in whole or in part and subject to certain beneficial ownership limitations, at the election of the holders, subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar event. The Company may redeem all or any portion of outstanding Junior Notes at any time upon at least five trading days’ written notice by paying an amount equal to the principal amount of the Junior Notes being redeemed, together with interest accrued on such principal amount through the date of redemption, and additional interest that would accrue on such principal amount through the maturity date (the “Make Whole Amount”).

Fair Value of the Warrants:

Closing price	$0.06
Open price	$0.06
High	$0.06
Low	$0.06

14 Other long-term liabilities

	As of March 31, 2025	As of March 31, 2024

Retirement benefits	269,767	250,399
Deferred tax liability	41,687	263,665
Deferred revenue	255,197	727,853
	566,651	1,241,917

15 Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other programs covering its employees.

Defined benefit plan (unfunded)

In accordance with Indian law, the Indian Subsidiaries of The Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. The Gratuity Plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The Company contributes the required funding for all ascertained liabilities to the Gratuity Plan. There is no plan asset against the defined benefit plan.

The following table sets forth the amounts recognized in the Company’s financial statements based on actuarial valuations carried out as of March 31 2025 and 2024 :

Change in benefit obligation	As of March 31, 2025	As of March 31, 2024

Projected benefit obligation at the beginning of the year	264,527	297,309
Interest costs	18,610	21,664
Service costs	75,401	80,183
Actuarial (gain) loss	(40,582)	(120,120)
Benefits paid	(15,902)	(10,358)
Effect of exchange rate changes	(6,823)	(4,151)
Projected benefit obligation at the end of the year	295,231	264,527

Amounts recognized in the Consolidated Balance Sheets consist of
Current liabilities (recorded under accrued expenses and other current liabilities)	25,464	14,128
Non-current liabilities (recorded under other liabilities)	269,767	250,399
	295,231	264,527

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

Net defined benefit plan costs include the following components for:

	As of March 31, 2025	As of March 31, 2024
Interest costs	18,610	21,664
Service costs	75,401	80,183
Actuarial (gain) loss	(40,582)	(120,120)
Total	53,429	(18,273)

The estimated net defined benefit plan cost over the next fiscal year is $ 15,902.

The principal assumptions used in determining gratuity for the Company’s plans are shown below:

	As of March 31, 2025	As of March 31, 2024
Discount rate	7.04% / 6.99%	7.22% / 7.25%
Rate of increase in compensation per annum	10% / 5.50%	10% / 5.50%
Retirement age (in years)	60	60

The Company evaluates these assumptions based on projections of the Company’s long-term growth and prevalent industry standards.

The expected benefit plan payments set forth below reflect expected future service:

Year ending March 31	Amounts
2025	25,461
2026	36,235
2027	47,522
2028	56,765
2029	75,157
2030-2034	489,639
730,778

The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of March 31, 2025

Defined contribution plans

The Indian Subsidiaries of The Company makes contributions to Employee provident fund and Employee state insurance, determined as a specified percentage of employee salaries, in respect of qualifying employees towards defined contribution schemes. During the years March 31, 2025 and March 31, 2024, the Company contributed $135,330 and $332,169 respectively to defined contribution plans in India.

16 Ordinary shares

As of March 31, 2025, the Company was authorized to issue 220,000,000 shares of ordinary shares, $0.0001 par value.

The holders of ordinary shares are entitled to receive dividends as declared from time to time and are entitled to one vote per share at meetings of the Company. In the event of liquidation, the holders of ordinary shares are eligible to receive an equal share in the distribution of the surplus assets of the Company based on their percent of ownership.

As of March 31, 2025 and March 31,2024, the Company’s ordinary shares outstanding were 74,290,986 and 68,440,829 respectively.

The following table summarizes the Company’s ordinary shares reserved for future issuance on an as-converted basis:

	As of March 31, 2025	As of March 31, 2024
Conversion of outstanding redeemable convertible instruments	—	137,448
Remaining shares available for future issuance under the Company’s equity incentive plan	9,714,986	9,707,928
Warrants	21,618,972	21,045,965

17 Warrants

In connection with BVI’s initial public offering in 2021, 10,004,994 public warrants were issued (the “Public Warrants”) and 9,152,087 warrants were issued in a private placement (the “Private Placement Warrants”). Both Public Warrants and Private Placement Warrants remained outstanding and became warrants to purchase Ordinary Shares in the Company upon the close of the Business Combination.

As of March 31, 2025, there were 10,004,994 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. Each whole warrant entitles the registered holder to purchase one Ordinary Share at a price of $11.50 per share. The Public Warrants became exercisable as of October 20, 2023. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

The Company may redeem the outstanding warrants:

●	at a price of $0.001 per warrant;
●	upon not less than 30 days’ prior written notice of redemption given to each warrant holder; and
●	if, and only if, the reported last sale price of the Ordinary Shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company send the notice of redemption to the warrant holders.

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

As of March 31, 2025, there were 9,152,087 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Pursuant to the terms of a Securities Purchase Agreement entered into among the Company, Supurna VedBrat and Krishnan-Shah Family Partners, LP on March 28, 2024 (the “March 2024 SPA”), on April 22, 2024, the Company issued warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP, on June 20, 2024, the Company issued warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat, and the Company expects to issue warrants to purchase an additional 50,000 Ordinary Shares to Ms. VedBrat in the near future (such warrants collectively the “March 2024 SPA Warrants”). Each March 2024 SPA Warrant will be exercisable at any time during the period commencing on March 28, 2025 (or earlier under certain circumstances described in the March 2024 SPA Warrants) (as applicable, the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of the Company, if earlier). The exercise price of the March 2024 SPA Warrants is equal to 80% of the lower of (i) the volume weighted average price (the “VWAP”) of the Ordinary Shares, as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding pursuant to the March 2024 SPA, (ii) the opening price of any public offering of straight equity securities of the Company occurring within six months after the issue date of the March 2024 SPA Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. Ms. VedBrat is a director of the Company. Ajay Shah, another director of the Company, and his wife, are trustees of the general partner of the Krishnan-Shah Family Partners, LP.

On May 14, 2024, as required by the terms of this senior secured notes agreement entered with Mizuho in June 30, 2023, the Company issued to Mizuho a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.0001 per share (the “Mizuho Warrants”).

On December 15, 2024 the Company entered into an underwriting agreement with ThinkEquity LLC and as required by the terms of this agreement, the Company issued warrants to purchase 115,000 shares of the Company at an exercise price of $1.5625 per share (the “Dec ThinkEquity Warrants”).

On January 3, 2025 the Company entered into a placement agency agreement with ThinkEquity LLC and as required by the terms of this agreement, the Company issued warrants to purchase 111,115 Ordinary Shares at an exercise price of $2.8125 per share (the “Jan ThinkEquity Warrants”).

As of March 31, 2025, there were 150,000 March 2024 SPA Warrants, 1,432,517 Mizuho Warrants and 115,000 Dec ThinkEquity Warrants and 111,115 Jan ThinkEquity Warrants outstanding.

18 Revenue

The following table summarizes revenue by the Company’s service offerings:

	For the year ended	For the year ended
	March 31, 2025	March 31, 2024
Revenue from services
Commission and Distribution Income	23,447,282	30,500,019
Income from Insurance as a Service	20,848,816	16,224,268
	44,296,098	46,724,287

There were three customers that individually represented 14%, 13% and 10% of the Company’s revenue for the period ended March 31, 2025 and one customer that individually represents 23% of the Company’s accounts receivable balance as of March 31, 2025.

There were two customer that individually represented 29% and 21% of the Company’s revenue for the year ended March 31, 2024 and two customers that individually represented 28% and 18% of the Company’s accounts receivable balance as of March 31, 2024.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	As of March 31, 2025	As of March 31, 2024
Contract liabilities
Deferred revenue	1,149,019	1,384,821
Total contract liabilities	1,149,019	1,384,821
Contract assets
Unbilled revenue	6,201,942	1,821,134
Total contract assets	6,201,942	1,821,134

The Company records deferred revenues when cash payments are received or due in advance of Company’s performance. Deferred revenues primarily relate to commission and distribution income and insurance as a service. The amount of revenue recognized for the period ended March 31, 2025 that was included in the deferred revenue balance as of March 31, 2024 was $656,968. The amount of revenue recognized in the year ended March 31, 2024 that was included in the deferred revenue balance as of March 31, 2023 was $108,442.

Contract assets represent a conditional right to consideration for satisfied performance obligations that become a receivable when the conditions are satisfied. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collection and are included in “prepayments and other current assets” in the consolidated balance sheets which will be billed in the month subsequent to the period in which performance obligations were satisfied.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

19 Business combinations

a) Global Insurance Management Limited

During the period ended June 30, 2023, Roadzen (DE) (on June 30, 2023) acquired 100% of the equity interests in Global Insurance Management Limited for a cash consideration of $3,998,000. Global Insurance Management Limited was incorporated in the United Kingdom and is engaged in the business of underwriting, pricing and distribution of Insurance products. As of December 31, 2023, the Company has transferred the entire consideration, however, Roadzen (DE) has exercised board control over Global Insurance Management from June 30, 2023. The financial results of Global Insurance Management have been included in the Company’s consolidated financial statements from June 30, 2023 as the Company has possessed the power to direct the relevant activities of Global Insurance Management from the share purchase agreement date.

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

b) National Automobile Club

During the period ended June 30, 2023, Roadzen (DE) (on June 06, 2023) acquired 100% of the equity interests in National Automobile Club for a cash consideration of $2,238,000. National Automobile Club was incorporated in the state of California and is engaged in the business of roadside assistance services. As of December 31, 2023, Roadzen (DE) has transferred a consideration amounting to $1,750,000, however, Roadzen (DE) has exercised board control over National Automobile Club from June 6, 2023. The financial results of National Automobile Club have been included in the Company’s consolidated financial statements from June 6, 2023 as the Company has possessed the power to direct the relevant activities of National Automobile Club from the share purchase agreement date.

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

Following are details of the purchase price allocated to the intangible assets acquired:

	Amount	Weighted average life
Acquired customer contracts	870,027	3 years

c) Goodwill

A summary of the changes in carrying value of goodwill is as follows:
Opening balance	2,061,553	996,441
Goodwill relating to acquisitions consummated during the year (Refer Note 19(a) & (b))	-	1,475,685
Derecognition on deconsolidation of subsidiaries	-	(535,844)
Impairment reversed on goodwill during the year on account of deconsolidation of subsidiaries	-	131,803
Effect of exchange rate changes	-	(6,532)
Closing balance	2,061,553	2,061,553

20 Financial instruments

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

Financial instruments measured at fair value on a recurring basis

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2025:

	March 31, 2025
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial liabilities:
Derivative warrant liabilities	-	1,489,818	-	1,489,818
Convertible debentures	-	-	1,158,446	1,158,446
Convertible Promissory Notes	-	1,029,374	-
	-	2,519,192	1,158,446	2,648,263.68

	March 31, 2025
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial assets:	-	-
Forward purchase agreement	-	8,628,301		8,628,301
	-	8,628,301	-	8,628,301

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

The following table presents a reconciliation of the Company’s Level 3 financial instruments measured and recorded at fair value on a recurring basis as of March 31, 2025 for Financial Liability: Convertible Debentures and as of December 31, 2024 for Financial Asset: Forwards Purchase Agreement:

	Financial asset Forward purchase agreement	Financial liability Convertible debentures

Initial measurement	46,190,195	1,100,000
Cash receipt	4,790,633	-
Change in fair value	(42,352,527)	58,446
Balance as of March 31, 2025	8,628,301	1,158,446

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

Assets measured at Fair Value on a non-recurring basis

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.

Non-Marketable Equity Securities

The Company measures its non-marketable equity securities that do not have readily determinable fair values under the measurement alternative at cost less impairment, adjusted by price changes from observable transactions recorded within “Other income/(expense) net” in the consolidated statements of operations. The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to its investment in Daokang and Moonshot. During the year ended March 31, 2024, the Company recorded a impairment loss for it’s non-marketable equity securities, refer note 6.

Management of risks

Interest rate risk - Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate due to change to market interest rates. The Company is exposed to interest rate risk for its long- term debts where the interest rates are variable according to the market conditions.

Foreign currency risk - The Company monitors its foreign currency exposures on a regular basis. The operations are primarily denominated in United States Dollars, Pounds Sterling, Indian Rupees and Euros. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates. Based on a sensitivity analysis we have performed as of March 31, 2025, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the United States Dollar would not have a material effect on our financial statements.

21 Investments

These balances include certain investments in mutual funds that are recorded at fair value. Any changes to the fair value are recorded in “Fair value gains/(losses) in financial instruments carried at fair value” due to the election of the fair value option of accounting for financial instruments.

22 Commitments and contingencies

A. Leases - Accounted as per ASC 842 for the Period Ended March 31, 2025

Operating leases

The Company leases office space under non-cancellable operating lease agreements, which expire on various dates through April 2031. Some property leases contain extension options exercisable by the Company. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease cost for the period ended March 31, 2025 are summarized below:

i) The following tables presents the various components of lease costs:

Particulars	For the Year ended March 31, 2025
Lease :
Operating lease cost	273,316
Short-term lease cost	122,091
Total lease cost	395,407

ii) The following table presents supplemental information relating to the cash flow and non cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating liabilities, and, as such, are excluded from the amounts below.

Particulars	For the Year ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	383,416

iii) Balance sheet information related to leases are as follows:

Particulars	For the Year ended March 31, 2025
Operating Leases:
Operating Lease ROU Asset, net	1,109,219
Short term liabilities	318,921
Long term liabilities	628,400
Total operating lease liabilities	947,321

iv) Weighted Average

For the Year ended March 31, 2025

Remaining Lease term (in years)	4.28
Discount rate	14.74%

v) Maturities of lease liabilities were as follows:

Particulars	Lease Liabilities (USD)*
For Period Ended March 31, 2025
2025	437,534
2026	305,795
2027	147,450
2028	88,133
2029	91,952
Thereafter	137,942
Total Lease Payments	1,208,806
Less: Imputed Interest	(261,485)
Total	947,321

*	The lease liabilities are translated into U.S. Dollars using the closing rate for the period ended March 31, 2025

C. Litigation and loss contingencies

From time to time, the Company may be subject to other legal proceedings, claims, investigations, and government inquiries (collectively, Legal Proceedings) in the ordinary course of business. It may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. There are no currently pending Legal Proceedings that the Company believes will have a material adverse impact on the business or consolidated financial statements.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

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

23 Net loss per share

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

The following table sets forth the computation of basic net loss per share attributable to ordinary shareholders and preferred stock holders:

	For the Year ended	For the Year ended
Particulars	March 31, 2025	March 31, 2024
Numerator:
Net loss	(72,870,432)	(99,669,335)
Net loss attributable to Roadzen Inc. ordinary shareholders	(72,870,432)	(99,669,335)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	69,867,792	44,032,410
Net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	(1.04)	(2.26)

The Company’s potential dilutive securities, which include restricted stock units, convertible instruments and share warrants have been excluded from the computation of diluted net loss per share as the effect would be anti- dilutive. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share as of March 31, 2025 and March 31, 2024:

	For the Year ended	For the Year ended
Particulars	March 31, 2025	March 31, 2024
Share warrants	21,618,972	20,363,067
Restricted stock units	9,714,986	9,707,986
Convertible instruments	54,542	24,645
Total	31,388,500	30,095,698

24 Income taxes

The Company’s net loss before provision for income taxes for the year ended March 31, 2025 and March 31, 2024 were as follows:

	For the Year ended	For the Year ended
Particulars	March 31, 2025	March 31, 2024
Domestic	(46,945,010)	(93,127,552)
Foreign	(26,132,274)	(6,755,174)
Total	(73,077,284)	(99,882,726)

The components of the provision for income taxes for the period ended March 31, 2025 and March 31, 2024 were as follows:

	For the Year ended	For the Year ended
Particulars	March 31, 2025	March 31, 2024
Current:
Domestic	53,058	—
Foreign	—	19,177
	53,058	19,177
Deferred:
Domestic	—	—
Foreign	(67,031)	(42,825)
	(67,031)	(42,825)

Total provision for income taxes	(13,973)	(23,648)

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the year ended March 31, 2025 and March 31, 2024:

	For the Year ended	For the Year ended
Particulars	March 31, 2025	March 31, 2024
Federal statutory income tax rate	21.00%	21.00%
Non deductible expenses	(0.53)%	(3.70)%
Valuation allowance	(20.90)%	(17.45)%
Foreign rate differential	0.00%	0.21%
Share warrants	0.00%	0.00%
Other	0.45%	(0.04)%
Total provision for income taxes	0.02%	0.02%

The components of the Company’s net deferred tax assets as of the year ended March 31, 2025 and year ended March 31, 2024 were as follows:

Particulars	As of March 31, 2025	As of March 31, 2024
Deferred tax assets:
Net operating loss carry forwards	41,091,266	25,515,511
Unabsorbed depreciation carry forwards	121,285	76,126
Retirement benefits	15,209	72,349
Depreciation and amortization	74,937	109,299
Others	-325,774	244,136
Total deferred tax assets	40,976,924	26,017,421
Less: valuation allowance	(40,976,924)	(25,995,368)
Deferred tax assets, net of valuation allowance	-	22,053
Deferred tax liabilities:
Intangibles on account of business combination	(41,688)	(263,665)
Net deferred tax assets/ (liabilities)	(41,688)	(241,612)

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

Movement recognized in net deferred tax assets:

	As of March 31, 2024	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of March 31, 2025
Deferred tax assets:
Net operating loss carry forwards	25,515,511	15,575,755	—	41,091,266
Unabsorbed depreciation carry forwards	76,126	45,159	—	121,285
Retirement benefits	72,349	-57,140	—	15,209
Depreciation and amortization	109,299	-34,362	—	74,937
Fair value changes on convertible notes	—	—	—	—
Others	244,136	(569,910)	—	-325,774
Less: valuation allowance	(25,995,368)	(14,981,556)	—	(40,976,924)
Deferred tax liabilities:
Intangibles on account of business combination	(263,665)	221,977	—	(41,688)
Acquisitions	—	635,965	(635,965)	—
Deconsolidation	—	-	-	—
Currency translation	—	(284,598)	284,598	—
Net deferred tax assets/ (liabilities)	(241,612)	551,291	(351,367)	(41,688)

Particulars	As of March 31, 2023	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of March 31, 2024
Deferred tax assets:
Net operating loss carry forwards	8,480,316	17,035,195	—	25,515,511
Unabsorbed depreciation carry forwards	54,438	21,688	—	76,126
Retirement benefits	56,603	15,746	—	72,349
Depreciation and amortization	50,918	58,381	—	109,299
Fair value changes on convertible notes	—	—	—	—
Others	5,965	238,171	—	244,136
Less: valuation allowance	(8,565,895)	(17,429,473)	—	(25,995,368)
Deferred tax liabilities:
Intangibles on account of business combination	—	(263,665)	—	(263,665)
Gain on convertible notes	—	608,233	(608,233)	—
Currency translation	—	(193,121)	193,121	—
Acquisitions	—	(48,330)	48,330	—
	82,345	42,825	(366,782)	(241,612)

The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company’s judgement regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the intangible on account of business combination ability to recover deferred tax assets, the Company’s income tax provision would increase or decrease in the period in which the assessment is changed. The Company’s valuation allowance increased by $14,981,556 during the period ended March 31, 2025 and $17,429,473 during the year ended March 31, 2024.

The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest such earnings outside the U.S.

Net operating loss and credit carry forwards

As of March 31, 2025, the Company has U.S. federal net operating loss carry forwards of approximately $41,091,266 of which none are subject to limitation under Internal Revenue Code Section 382 (IRC Section 382). The federal net operating loss carry forwards that were generated prior to the 2018 tax year will begin to expire in 2030 if not utilized. For net operating loss carry forwards arising in tax years beginning after March 31, 2017, the tax act limits the Company’s ability to utilize carry forwards to 80% of taxable income, however, these operating losses may be carried forward indefinitely. The state (Delaware) net operating loss carry forwards will begin to expire in 2032 if not utilized. The Company has foreign tax credits which will expire at the end of 8 years from the end of the assessment year in which these tax credits were originated.

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

Unrecognized tax benefits

The Company has adopted authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company did not have any unrecognized tax benefits with a significant impact on its financial statements as of March 31, 2025 and March 31, 2024.

The Company’s major tax jurisdictions are India, the United Kingdom and the U.S. The U.S. federal, state and foreign jurisdictions have statutes of limitations that generally range from three to six years. Due to the Company’s net losses, substantially all of its federal and state income tax returns are subject to examination for federal and state purposes.

25 Segment reporting

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the Chief Executive Officer as the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, fund raising, allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.

26 Stock based compensation

The share-based compensation awards issued under the Company’s 2023 Omnibus Incentive Plan to the Company’s employees, officers, directors, are all equity-classified instruments Restricted stock units (“RSUs”) outstanding as of March 31, 2025 have service vesting conditions up to March 2027. Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and a graded vesting method for RSUs. The Company has elected to account for forfeitures of employee stock awards as they occur.

Share-based compensation is in the form of restricted stock units (RSUs). The fair value per RSU is calculated using the Black-Scholes option valuation model.

Option value and assumption

Fair value per share (as of grant date)	$10.83
Exercise price	$0
Assumptions:
Volatility	30.82%
Expected dividends	0.00%
Expected term (in years)	1.5
Risk free rate	5.24%

RSU vesting schedule for year ended	As of March 31, 2025
March 2025	79,995
March 2026	9,579,589
March 2027	63,336

Stock option activity	As of March 31, 2025
Opening unvested units (as of April 01, 2024)	9,707,928
Granted	215,000
Exercised	-
Cancelled	200,008
Closing unvested units	9,722,920

Stock-based compensation expense related to RSUs granted to employees was $47,211,816 for the year ended March 31, 2025. As of March 31, 2025, the unrecognized compensation expense related to unvested RSUs was approximately $260,262 which is expected to be recognized over the remaining unvested period of RSU’s.

On September 18, 2023, prior to the business combination, Roadzen DE granted 9,903,500 Restricted Stock Units (RSUs) under the 2023 Omnibus Incentive Plan. These RSUs were initially scheduled to vest on the one-year anniversary of the grant date, specifically on September 17, 2024. However, the Board of Directors of Roadzen DE has subsequently decided to extend the vesting period by an additional year, revising the vesting date to September 17, 2025. Consequently, outstanding 9,507,928 RSUs did not vest as originally anticipated on September 17, 2024.

Based on the current market price of the shares, management has assessed that this revised vesting timeline will not result in any additional RSU compensation expense being recognized in the company’s financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADZEN INC.

Date: June 26, 2025	By:	/s/ Rohan Malhotra
	Name:	Rohan Malhotra
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rohan Malhotra	Chief Executive Officer and Director	June 26, 2025
Rohan Malhotra	(Principal Executive Officer)

/s/ Jean-Noël Gallardo	Chief Financial Officer	June 26, 2025
Jean-Noël Gallardo	(Principal Financial and Accounting Officer)

/s/ Steven Carlson	Chairman and Director	June 26, 2025
Steven Carlson

/s/ Saurav Adhikari	Director	June 26, 2025
Saurav Adhikari

/s/ Ajay Shah	Director	June 26, 2025
Ajay Shah

/s/ Supurna VedBrat	Director	June 26, 2025
Supurna VedBrat

/s/ Zoë Ashcroft	Director	June 26, 2025
Zoë Ashcroft

/s/ Diane B. Glossman	Director	June 26, 2025
Diane B. Glossman

89