Form 10-Q
period 2025-06-30
Roadzen Inc.
filed 2025-08-13
CIK 1868640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were 76,021,755 Ordinary Shares, $0.0001 par value per share, issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

Throughout this section, references to “Roadzen,” “we,” “us,” and “our” refer to Roadzen Inc. and its consolidated subsidiaries as the context so requires.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, statements regarding our strategy, expansion plans, future operations, future operating results, planned capital raises and balance sheet restructuring, estimated revenues (including from new contracts and joint ventures), losses, projected costs, prospects, plans and objectives of management, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” in our other Securities and Exchange Commission (“SEC”) filings. We urge you to consider these factors, risks and uncertainties carefully in evaluating the forward-looking statements contained in this Quarterly Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

● our ability to generate sufficient revenue to achieve and sustain profitability;

● our ability to raise sufficient capital to support our operations and growth;

● the fact that we may be unable to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations on favorable terms or at all;

● substantial regulation and the potential for unfavorable changes to, or our failure to comply with, these regulations, which could substantially harm our business and operating results;

● our management team’s limited experience managing a public company;

● the risk that our significant increased expenses and administrative burdens as a public company could have an adverse effect on our business, financial condition and results of operations; and

● the other factors set forth in “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” in this Quarterly Report and our other SEC filings.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Roadzen Inc.

Unaudited Condensed Consolidated Balance Sheets

(in US $, except share count)

	As of June 30,	As of March 31,
Particulars	2025	2025
Assets
Current assets:
Cash and cash equivalents	3,124,856	4,836,576
Accounts receivable, net	2,574,592	2,625,385
Inventories	99,187	202,535
Prepayments and other current assets	21,167,240	19,092,595
Investments	124,689	197,805
Total current assets	27,090,564	26,954,896
Non current assets
Restricted cash	218,714	217,064
Non marketable securities	269,470	269,470
Property and equipment, net	633,015	602,923
Goodwill	2,061,553	2,061,553
Operating lease right-of-use assets	1,048,594	1,109,219
Intangible assets, net	1,504,567	1,243,253
Other long-term assets	130,822	120,972
Total Non current assets	5,866,735	5,624,454
Total assets	32,957,299	32,579,350

Liabilities and shareholders’ Equity/(Deficit)
Current liabilities
Current portion of long-term borrowings	2,912,746	2,904,444
Short-term borrowings	20,591,106	19,865,645
Accounts payable and accrued expenses	32,822,637	30,254,010
Derivative warrant liabilities	1,535,869	1,489,818
Short-term operating lease liabilities	442,914	318,921
Other current liabilities	2,304,421	2,102,466
Total current liabilities	60,609,693	56,935,304
Non current liabilities
Long-term borrowings	150,334	139,775
Long-term operating lease liabilities	443,500	628,400
Other long-term liabilities	547,523	566,651
Total Non current liabilities	1,141,357	1,334,826
Total liabilities	61,751,050	58,270,130

Commitments and contingencies (refer note 21)

Shareholders’ Equity/(Deficit)
Ordinary Shares and additional paid in capital, $0.0001 par value per share, 220,000,000 shares authorized as of June 30, 2025 and March 31, 2025; 74,290,986 shares outstanding as of June 30, 2025 and March 31, 2025	96,888,250	95,501,291
Accumulated deficit	(227,832,212)	(223,826,442)
Accumulated other comprehensive income/(loss)	(929,924)	(468,859)
Other components of equity	103,791,466	103,720,113
Total shareholders’ deficit	(28,082,420)	(25,073,897)
Non-controlling interest	(711,331)	(616,883)
Total deficit	(28,793,751)	(25,690,780)
Total liabilities and Total Deficit	32,957,299	32,579,350

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Operations

(in US $, except share count)

	For the three months ended June 30,
Particulars	2025	2024
Revenue	10,865,545	8,931,517
Costs and expenses:
Cost of services	4,469,453	5,427,440
Research and development	81,534	1,789,542
Sales and marketing	6,132,010	5,802,298
General and administrative	2,577,897	25,826,188
Depreciation and amortization	125,000	480,349
Total costs and expenses	13,385,894	39,325,817
Loss from operations	(2,520,349)	(30,394,300)
Interest expense (net)	(941,319)	(821,686)
Fair value gains/(losses) in financial instruments carried at fair value	(511,538)	(17,152,060)
Other income (net)	(47,922)	22,352
Total other income/(expense)	(1,500,779)	(17,951,394)
(Loss)/Income before income tax expense	(4,021,128)	(48,345,694)
Less: income tax (benefit)/expense	79,979	106,650
Net (loss)/income before non-controlling interest	(4,101,107)	(48,452,344)
Net loss attributable to non-controlling interest, net of tax	(95,337)	(45,319)
Net Loss attributable to Ordinary shareholders	(4,005,770)	(48,407,025)
Net loss per share attributable to Ordinary shareholders
Basic and Diluted	(0.05)	(0.71)
Weighted-average number of shares used in computing net loss per share (Basic and Diluted)	74,290,986	68,440,829

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Cash Flow

(in US $, except share count)

	For the Period ended June 30,
Particulars	2025	2024

Cash flows from operating activities
Net loss per share attributable to Ordinary shareholders	(4,005,770)	(48,407,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,000	480,349
Stock based compensation	71,358	26,230,989
Deferred income taxes	(1,289)	(37,185)
Unrealized foreign exchange loss/(profit)	(9,456)	(3,398)
Fair value losses in financial instruments carried at fair value	511,538	17,152,060
Expected credit loss (net of reversal)	198,749	(50,682)
Net loss attributable to non-controlling interest, net of tax	(95,337)	(45,319)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Inventories	103,415	(6,803)
Accounts receivables, net	(147,930)	1,037,883
Prepayments and other assets	(2,071,468)	1,046,454
Accounts payable and accrued expenses	2,323,205	(2,767,021)
Other liabilities	76,478	(296,982)
Net cash used in operating activities	(2,921,507)	(5,666,680)

Cash flows from investing activities
Purchase of property and equipment, intangible assets and goodwill	(274,056)	32,745
Proceeds from sale of mutual fund	73,116	193,606
Proceeds from forward purchase agreement	-	1,000,000
Net cash used in investing activities	(200,940)	1,226,351

Cash flows from financing activities
Proceeds from issue of ordinary shares	1,386,959	-
Net proceeds/(payments) from borrowings	49,990	-
Repayments of long-term borrowings	-	(121,365)
Net proceeds/(payments) from short-term borrowings	-	1,154,519
Net cash generated from financing activities	1,436,949	1,033,154
Effect of exchange rate changes on cash and cash equivalents	(24,586)	(3,519)
Net (decrease)/increase in cash and cash equivalents (including restricted cash)	(1,710,084)	(3,410,694)
Cash and cash equivalents at the beginning of the period (including restricted cash)	5,053,654	11,565,088
Cash and cash equivalents at the end of the period (including restricted cash)	3,343,570	8,154,394
Reconciliation of cash and cash equivalents
Cash and cash equivalents	3,124,856	7,777,413
Restricted cash	218,714	376,981
Total cash and cash equivalents	3,343,570	8,154,394

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	1,001,397	391,829
Non-cash investing and financing activities
Consideration payable in connection with acquisitions	8,376,253	488,000
Interest accrued on borrowings	2,089,465	790,395

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in US $, except share count)

	For the Period ended June 30,
	2025	2024
Net (loss)/income	(4,005,770)	(48,407,025)
Changes in foreign currency translation reserve	(458,071)	(288,265)
Less: changes in foreign currency translation reserve attributable to non-controlling interest	2,994	(3,667)
Other comprehensive income (loss) attributable to Ordinary shareholders	(461,065)	(284,598)

Total comprehensive loss attributable to Ordinary shareholders	(4,466,835)	(48,691,623)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ deficit

(in US $, except share count)

	Shareholders’ Equity/(Deficit)
	Ordinary shares and additional paid in capital		Accumulated	Debenture Redemption	Stock based	Accumulated other comprehensive	Total shareholders’
Particulars	Shares	Amount	deficit	Reserve	compensation	loss	deficit
Balance as of April 1, 2024	68,440,829	84,974,378	(151,008,419)	257,571	56,303,135	(600,501)	(10,073,836)
Movement attributable to stock based Compensation Reserve					26,230,989
Net profit attributable to ordinary shareholders	-	-	(48,407,025)	-	-	-	(48,407,025)
Other comprehensive income	-	-	-	-	-	(284,598)	(284,598)
Balance as of June 30, 2024	68,440,829	84,974,378	(199,415,444)	257,571	82,534,124	(885,099)	(32,534,470)

Balance as of April 1, 2025	74,290,986	95,501,291	(223,826,442)	205,162	103,514,951	(468,859)	(25,073,897)
Pending allotment of Ordinary share during the period through PIPE (No. of shares 1,109,567)		1,386,959	-	-	-	-	1,386,959
Issuance of Ordinary shares during the period through conversion of loan	-	-	-	-	-	-	-
Net profit attributable to Ordinary shareholders	-	-	(4,005,770)	-	-	-	(4,005,770)
Other comprehensive income	-	-	-	-	-	(461,065)	(461,065)
Movement attributable to stock based Compensation Reserve	-	-	-	-	71,353	-	71,353
Impact of issuance/repayment of debenture	-	-	-	-	-	-	-
Issuance of ordinary shares	-	-	-	-	-	-	-
Balance as of June 30, 2025	74,290,986	96,888,250	(227,832,212)	205,162	103,586,304	(929,924)	(28,082,420)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Notes to the condensed consolidated financial statements (Unaudited)

(in US$, except per share count)

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

In connection with the consummation of the Business Combination, Vahanna changed its name to “Roadzen Inc.”. Beginning on September 21, 2023, the Company’s Ordinary Shares and warrants trade on the Nasdaq Global Market and Nasdaq Capital Market under the ticker symbol “RDZN” and “RDZNW” respectively.

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

The Company has experienced operating losses in current and preceding periods. As of June 30, 2025 and 2024, the Company also has negative operating cash flows and negative working capital position. These events among others, raise substantial doubt over the Company’s ability to continue as a going concern for a reasonable period of time. The Company expects to have ongoing requirements for capital investment to implement its business plans to achieve revenue growth forecast, control operating costs, and meet cash flow requirements. The Company’s ability to continue as a going concern is dependent upon, among other things, the Company’s mitigation plan to (i) raise additional funds from existing or new credit facilities (ii) receive funds by raising additional share capital and/or (iii) re-structure existing liabilities.

The Company has undertaken multiple initiatives to achieve these goals, including agreeing the terms to convert certain liabilities into equity and working to restructure and convert other current liabilities into equity or long-term notes. The Company has also filed a shelf registration statement on Form S-3 with the SEC, under which it sold equity through three separate transactions, raising gross proceeds of $2,875,000 in December 2024, $5,000,175 in January 2025, and two $2,250,000 transactions in July 2025, and is pursuing potential financing opportunities. The Company’s plans may change as a result of many factors currently unknown.

Based on the progress made to date – demonstrated by completed transactions, advanced negotiations, and investor commitments – management believes it has formulated and is executing a viable plan to obtain sufficient liquidity to meet obligations as they fall due over the next 12 months. As a result, management expects to alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary if the Company is unable to continue as a going concern.

c)	Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which affect the reported amounts in the consolidated financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and underlying assumptions, including those related to the allowance for accounts receivables, fair values of financial instruments, measurement of defined benefit obligations, impairment of non-financial assets, useful lives of property, plant and equipment and intangible assets, income taxes, certain deferred tax assets and tax liabilities, and other contingent liabilities. Although these estimates are inherently subject to judgment and actual results could differ from those estimates, management believes that the estimates used in the preparation of the consolidated financial statements are reasonable.

Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

d)	Contract assets and liabilities

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

Restricted cash and cash equivalents are pledged as security for contractual arrangements. Restricted cash and cash equivalents are classified as current and noncurrent assets based on the term of the remaining restriction. The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets amounts are as follows:

	June 30, 2025	March 31, 2025
Cash and cash equivalents	3,124,856	4,836,576
Restricted cash and cash equivalents—current	—	—
Restricted cash and cash equivalents—non-current	218,714	217,064

Total Restricted Cash includes USD11,684 held as lien as per the regulatory laws in India and remaining balance represents fixed deposits held in banks as lien against letter of credit facility during the year.

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

Accounts receivable from contracts with customers are recorded at the invoiced amounts. The Company recognizes an allowance for credit losses in accordance with ASC 326 using the Current Expected Credit Loss (CECL) model. The allowance reflects management’s estimate of lifetime expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts.

We apply the aging method and the simplified approach permitted under ASC 326 for trade receivables. Receivables are evaluated on a collective basis, and loss rates are determined based on the aging of balances. Historical loss rates are updated periodically. Based on our assessment, historical loss experience continues to provide the most reliable basis for estimating expected credit losses.

Receivables are written off when they are deemed uncollectible, with the corresponding amount charged against the allowance for credit losses. Recoveries of amounts previously written off are recognized when received and recorded as a reduction to the provision for credit losses. The provision is presented within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss).

Management reviews the allowance for credit losses regularly. Changes in estimates or assumptions, or updates to customer-specific facts and circumstances, may result in adjustments to the allowance in the period such changes occur.

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

n)	Goodwill

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

The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, the Company determined that it has five reporting unit.

o)	Foreign currency

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

s)	Loss per share attributable to Ordinary shareholders

Basic net loss per ordinary share is computed by dividing the net loss available to ordinary shareholders (the numerator) by the weighted average number of ordinary shares outstanding (the denominator) during the period. Diluted net loss per ordinary share is computed by dividing the net loss available to ordinary shareholders by the weighted average number of ordinary shares and potential ordinary shares outstanding when the impact is not antidilutive. Potential ordinary shares from stock options, unvested restricted stock units and ordinary share warrants are computed using the treasury stock method. Contingently issuable shares are included in basic net loss per share only when there is no circumstance under which those shares would not be issued. Shares issuable for little or no cash consideration shall be considered outstanding ordinary shares and included in the computations of basic and diluted net loss per share.

t)	Public and Private Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Ordinary Share.

The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, the Company records the Private Warrants as liabilities in the consolidated balance sheet at fair value upon, with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date. The fair value of the Private Warrants are measured using the Black-Scholes option-pricing model.

The Public Warrants are not accounted for as liabilities. The Public Warrants will not be adjusted for issuances of Ordinary Shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

See Notes 16 for further information regarding the fair value of the Public and Private Warrants.

u)	Investments

Mutual Fund

These investments are classified as available-for-sale securities and are measured at fair value based on quoted market prices in accordance with ASC 320 and ASC 820.

v)	Non marketable securities

Equity securities

Equity investments with a readily determinable fair value, other than equity method investments, are measured at fair value with changes in fair value recognized in the consolidated statements of operations. Equity investments without a readily determinable fair value, are measured at cost, less any impairment.

w)	Commitments and contingencies

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

x)	Revenue

Revenues consist primarily of revenue from:

-	insurance policy distribution in the form of commissions, brokerage, underwriting and other fees; and
-	insurance support services comprised of pre-inspection and risk assessment, roadside assistance, extended warranty, and claim processing using the Company’s IaaS platform.

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

ii.	Sales, marketing and business development expense

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

iii.	General and administrative expenses

General and administrative expenses include personnel costs for corporate, finance, legal and other support staff, including bonus and share-based compensation expenses, professional fees, allowance for doubtful accounts and other corporate expenses.

iv.	Research and development expense

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

i. In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB issued this update (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for the Company for annual periods beginning after December 15, 2024, and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

ii. In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023 -09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the guidance and expects it to only impact disclosures with no impact to results of operations, cash flows, or financial condition.

iii. In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses,” which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. ASU 2024-03 is effective for the Company for annual periods beginning after December 15, 2026, and interim reporting periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this pronouncement on the consolidated financial statements.

aa)	Recent Accounting Pronouncements - Accounting Standards Adopted

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

3. Cash, cash equivalents and restricted cash

	As of June 30, 2025	As of March 31, 2025
Balances with banks
In current accounts	3,120,874	4,829,632
Cash in hand	3,982	6,944
	3,124,856	4,836,576

Restricted cash and cash equivalents (non - current)	218,714	217,064

4. Accounts receivables, net

	As of June 30, 2025	As of March 31, 2025
Accounts receivable	3,364,641	3,216,711
Less: allowance for credit losses	(790,049)	(591,326)
Accounts receivable, net	2,574,592	2,625,385

The following table provides details of the Company’s allowance for credit accounts:

Balance, beginning of period	591,326	345,211
Additions charged	198,749	259,293
Existing allowance in acquired entities	-	-
Effect of exchange rate changes	(26)	(13,178)
Balance, end of period	790,049	591,326

5. Prepayments and other current assets

	As of June 30, 2025	As of March 31, 2025

Balance with statutory authorities	1,924,705	1,496,055
Unbilled revenue	7,817,159	6,201,942
Advances given (net of doubtful advances of $2,021,825 as of June 30, 2025 and $2,238,531 as of March 31, 2025).	1,764,928	1,555,929
Other receivables (net of doubtful receivables of $2,800,000 as of June 30, 2025 and March 31, 2025)	-	-
Prepayments	855,904	1,100,063
Forward purchase agreement	8,628,301	8,628,301
Deposits	173,066	110,305
Interest Accrued	3,177	-
	21,167,240	19,092,595

i) Advances given include:

a) $1,271,885 and $1,135,108 of advances to suppliers as of June 30, 2025 and March 31, 2025, respectively.

b) $160,131 and $128,654 of advances to employees as of June 30, 2025 and March 31, 2025, respectively. Advances to employees include related party balances of $71,414 and $71,382 as of June 30, 2025 and March 31, 2025, respectively.

c) $1,990,648 in advances were extended to Peoplebay Consultancy Services Private Limited, FA Events & Media Private Limited, and FA Premium Insurance Private Limited. However, due to a loss of control over these entities during the previous year, the Company is doubtful on the recovery of these advances and has consequently created a provision.

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

The Company evaluates its non-marketable equity securities for impairment in each reporting period based on a qualitative assessment that considers various potential impairment indicators. This evaluation consists of several factors including, but not limited to, an assessment of significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which our investees operate, and other available financial information as per the local reporting requirements applicable to the relevant jurisdictions that affects the value of our non-marketable equity securities. Based on such assessment, the Company has recorded an impairment of NIL for Moonshot - Internet SAS and NIL (PY. $1,245,326) for Daokang (Beijing) Data Science Company Ltd. till June 30, 2025.

7. Property and equipment, net

The components of property and equipment, net were as follows:

	As of June 30, 2025	As of March 31, 2025
Computers	485,976	477,765
Office equipment	222,478	222,467
Motor Vehicle and other equipment	282,817	233,560
Furniture & fixtures	281,303	267,767
Electrical equipment	30,814	30,811
Leasehold improvements	31,201	31,192
Total	1,334,589	1,263,562
Less: Accumulated depreciation	(701,574)	(660,639)
Property and equipment, net	633,015	602,923

For the quarter ended June 30, 2025, the Company capitalized property and equipment amounting to $69,842 (net of capitalization of $424,910, transfers of $61,209, and cumulative translation adjustment (CTA) impact of $(1,218)). For the year ended March 31, 2025, the disposals amounted to $44,547 (capitalization of $424,910, transfers of $61,209, and cumulative translation adjustment (CTA) impact of $(1,218)).

The Company capitalized assets totaling $7,026 for the period ended June 30, 2025, and disposed of assets totaling $182,739 (net of additions of $37,321) during the year ended March 31, 2025, primarily related to computers.

Depreciation expense on property and equipment amounted to $31,789 and $142,027 for the periods ended June 30, 2025 and March 31, 2025, respectively, of which $6,038 and $62,130 is related to computers.

8. Intangible assets, net

	As of June 30, 2025	As of March 31, 2025
Software for internal use	8,298,065	8,281,900
Customer contracts	1,235,393	1,163,052
Intangible assets under development	942,128	712,964
Intellectual property	155,540	150,662
Trademark	53	53
Total	10,631,179	10,308,631
Less: accumulated depreciation and amortization	(9,082,970)	(9,021,736)
Less: impairment loss	(43,642)	(43,642)
Intangible assets, net	1,504,567	1,243,253

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

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For Year Ended June 30, 2025:	Amount
2026	251,180
2027 and thereafter	311,283

9. Other long-term assets

	As of June 30, 2025	As of March 31, 2025
Deposits	12,604	12,657
Advances	118,218	103,312
Interest accrued	-	5,003
	130,822	120,972

10. Accounts payable and accrued expenses

	As of June 30, 2025	As of March 31, 2025
Accounts payable	17,289,616	17,484,895
Accrued expenses	11,376,292	8,599,752
Amounts due to employees	862,387	780,695
Due to insurer	3,294,342	3,388,668
	32,822,637	30,254,010

1)	Accounts Payable includes related to the cost of services and operating expenses amounting to $1,374,302 and $10,814,972 as of June 30, 2025, and $1,084,594 and $16,400,301 as of March 31, 2025, respectively. It also includes payables assumed by Roadzen (DE) in connection with the Business Combination, totaling $8,376,253 as of June 30, 2025 and March 31, 2025.

2)	Accrued Expenses comprise related to the cost of services and operating expenses totaling $2,411,108 and $11,329,343 as of June 30, 2025, and $1,478,125 and $7,121,627 as of March 31, 2025, respectively. Accrued expenses include the amount of $2.1 million on account of interest due but not paid. Accrued expenses also include related party balances of $350,000 and $100,000 as of June 30, 2025 and as of March 31, 2025 respectively.

3)	Amounts Due to Employees, comprising salary and reimbursement payables, include related party balances of $74,946 and $74,062 as of June 30, 2025 and March 31, 2025, respectively.

4)	Sum due to insurer represents the net amounts of premium due to insurer based on the respective contract with each insurer. The net amount due is equal to the gross written premium less the Company’s commission for policies that have reached their effective date. Sum due to insurer is $3,294,342 as of June 30, 2025, which represents funds from the insurer to meet working capital requirements/contingencies arising out of claim settlement.

11. Other current liabilities

Other current liabilities consist of the following:

	As of June 30, 2025	As of March 31, 2025
Statutory liabilities	700,869	535,493
Deferred revenue	883,896	893,822
Advances from customers	140,377	86,653
Provision for income tax	-	-
Retirement benefits	25,476	25,464
Convertible Promissory Note	-	-
Other payables	553,803	561,034
	2,304,421	2,102,466

Other Payables include consideration of $488,000 payable on acquisition of National Automobile Club as of June 30, 2025 and as of March 31, 2025.

12. Derivative warrant liabilities

Fair valuation of warrants issued to lenders as a part of a senior secured note agreement entered into between Roadzen (DE) and Mizuho Securities USA LLC (“Mizuho”) on June 30, 2023 (“Issuance Date”) as administrative agent amounting to $1,489,818. Each warrant grants the holder the right to purchase one Ordinary Share of the Company at an exercise price of $0.001 with a cashless settlement option where the difference between the exercise price and the market price would be paid to the warrant holder in the form of Ordinary Shares. Since the Company has Warrants traded under the symbol RDZNW, market price method was used to compute the fair market value on the reporting date. The warrants issued are recognized as derivative liabilities and were initially measured using the Black-Scholes model and are subsequently remeasured at each reporting period with changes recorded in consolidated statements of operation. On May 14, 2024, as required by the terms of this senior secured notes agreement, the Company issued to Mizuho a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.001 per share.

The assumptions used in calculating estimated fair value of the warrant due as of June 30, 2025 is as follows:

Closing price	$0.98
Risk Free rate	4.23%
Dividend Yield	0%
Volatility	193.41%
Expected Life of the option	2 years

Pursuant to the terms of a Securities Purchase Agreement entered into among the Company, Supurna VedBrat and Krishnan-Shah Family Partners, LP on March 28, 2024 (the “March 2024 SPA”), on April 22, 2024, the Company issued warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP, on June 20, 2024, the Company issued warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat, and the Company expects to issue warrants to purchase an additional 50,000 Ordinary Shares to Ms. VedBrat in the near future (such warrants collectively the “March 2024 SPA Warrants”). Each March 2024 SPA Warrant will be exercisable at any time during the period commencing on March 28, 2025 (or earlier under certain circumstances described in the March 2024 SPA Warrants) (as applicable, the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of the Company, if earlier). The exercise price of the March 2024 SPA Warrants is equal to 80% of the lower of (i) the volume weighted average price (the “VWAP”) of the Ordinary Shares, as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding pursuant to the March 2024 SPA, (ii) the opening price of any public offering of straight equity securities of the Company occurring within six months after the issue date of the March 2024 SPA Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. Ms. VedBrat is a director of the Company. Ajay Shah, another director of the Company, and his wife, are trustees of the general partner of the Krishnan-Shah Family Partners, LP. The fair value of the warrants issued to Supurna VedBrat and Krishnan-Shah Family Partners, LP amounts to $132,000.

The assumptions used in calculating estimated fair value of warrants due as of June 30, 2025 is as follows:

Closing price	$0.98
Risk Free rate	4.23%
Volatility	193.41%
Expected Life of the option	3 years

13. Borrowings

A.	Long-term borrowings consist of the following:

	As of June 30, 2025	As of March 31, 2025
Loans from banks (note a)	197,394	167,177
Secured debentures (note b)	1,719,349	1,718,596
Convertible debenture (note c)	1,146,337	1,158,446
Less: current portion of long-term borrowings	(2,912,746)	(2,904,444)
	150,334	139,775

a)	Loan from banks:

Particulars	Maturity date	Amount outstanding
Long-term borrowings from banks	1-May-29	21,978
Long-term borrowings from banks	1-Oct-29	14,272
Long-term borrowings from banks	5-Jan-30	16,267
Long-term borrowings from banks	5-Jan-30	16,267
Long-term borrowings from banks	5-May-30	36,976
Long-term borrowings from banks	10-Aug-30	91,634
		197,394

The above loans are vehicle loans and secured by way of hypothecation against the vehicle for which each loan is granted.

b)	Secured debentures:

Particulars	Maturity date (as amended)	Amount outstanding
N1 Series Debentures	31-Mar-25	448,817
N2 Series Debenture	31-Mar-25	254,175
N3 Series Debentures	31-Mar-25	318,012
N4 Series Debentures	31-Mar-25	698,344
		1,719,349

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

The Company has not honored the repayment of the above debentures as on the amended date but has obtained an extension from the lender up to November 30, 2025. However, there is no new agreement in place for the same. The debenture holder may impose additional penalty amounting to $0.67 million as per the terms of original and amended agreement, unless explicitly waived upon final settlement.

c)	Convertible debenture

During the period ended June 30, 2025, the Company has outstanding $1.10 million (net of fair valuation) unsecured convertible debentures to different parties which have maturity date of December 15, 2025. The instruments carry an interest rate of 13% per annum, unless otherwise specified, as below.

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

The assumptions used in calculating estimated fair value of warrants due as of June 30, 2025 are as follows:

Risk free rate	4.23%
Volatility	193.41%
Annual Interest rate	13%
Conversion Price	$10

d. As of June 30, 2025, the aggregate maturities of long-term borrowings are as follows:

Period ending June 30, 2026	2,912,746
Period ending June 30, 2027	37,484
Period ending June 30, 2028	41,002
Period ending June 30, 2029 onwards	83,954
3,075,186

B.	Short-term borrowings

	As of June 30, 2025	As of March 31, 2025
Loans from banks (note a)	257,478	263,846
Loans from related parties	123,953	115,086
Loans from others (note b)	20,209,675	19,486,713
	20,591,106	19,865,645

a)	Loans from banks and others

Particulars	Weighted average borrowing rate
Short-term borrowings from banks and others	14.31%

b)	Loans from others

1.	During the quarter ended June 30, 2023, Roadzen (DE) entered into a $7.5 million senior secured notes agreement with Mizuho as a lender and administrative agent, which originally had a maturity date of June 30, 2024. On May 14, 2024, as required by the terms of the senior secured notes agreement, the Company issued to the lender, a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.001 per share. On July 26, 2024, the Company entered into Amendment No. 1 to the senior secured notes, providing for an additional $4 million in principal amount to a total of $11.5 million, and an extension of the maturity date to December 31, 2025. Terms of the notes are otherwise the same as the original notes issued in June 2023, including an interest rate of 15% per annum, and did not require any additional warrants.

2.	As the accounting acquirer Roadzen (DE) has assumed promissory note amounting to $2.7 million at a discount of 10% which was obtained to finance transaction costs in connection with the Business Combination. The Promissory note is not convertible and interest of 20% per annum and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. The company has not honored repayment of the promissory note on the due date.

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

3.	During the quarter ended December 31, 2024, Good Insurance Brokers Private Limited secured loan facilities from Hindon Mercantile Ltd amounting to $0.79 million., carrying an interest rate of 22%, with repayment scheduled in eight installments in four months from the date of loan.

4.	During the quarter ended March 31, 2024 and June 30, 2024 the company has issued $1.0 million and $0.5 million notes at an interest rate of 17.5% PA and mature on the sixth month anniversary of the funding of the notes respectively. The interest rate on the notes can be increased maximum upto 29% as per the applicable condition of repayment.

5.	During the year ended March 31, 2023, Roadzen Technologies Private Limited secured loan facilities from Cambridge Innovations Private Limited amounting to $0.27 million bearing an interest rate of 8% annually, repayable within 22 months from the issuance date. However the company has not honored the repayment of the above loan as on the reporting date. The company is in process to get an extension of repayment to March 31, 2026.

6.	On March 31, 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Investor”) under which the Company agreed to issue and sell, in a registered public offering, junior convertible notes for up to an aggregate principal amount of $2,300,000 (the “Junior Notes”) that may be convertible into the Company’s Ordinary Shares. The Junior Notes were sold for a gross purchase price of $2,000,000 before fees and other expenses. On April 1, 2025, the Company completed the sale of the Junior Notes to the Investor and issued the Junior Notes.. The Junior Notes will mature one year from the date of issuance and will bear interest at a rate of 16% per annum (increasing to 18% per annum upon the occurrence and during the continuation of an event of default). 25% of the principal amount of the Junior Notes (less any amount previously converted by the holders), together with accrued but unpaid interest, is payable quarterly, commencing three months after the date of issuance.

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

The assumptions used in calculating estimated fair value of the notes due as of June 30, 2025 is as follows:

Risk free rate	4.23%
Volatility	193.41%
Annual Interest Rate	16%
Conversion Price	$2

7.	On April 10, 2025, National Automobile Club (“Merchant”) entered into an agreement with Libertas Funding, LLC (“Purchaser”) to sell its future receipts (all sums received by or payable to Merchant from its customers as payment for Merchant’s goods and/or services in the ordinary course of Merchant’s business). The Merchant has agreed to sell $774,000 of future receipts to the purchaser for the purchase price of $588,000 (net of origination fee).

14. Other long-term liabilities

	As of June 30, 2025	As of March 31, 2025
Retirement benefits	292,549	269,767
Deferred tax liability	40,424	41,687
Deferred revenue	214,550	255,197
	547,523	566,651

15. Ordinary Shares

- As of June 30, 2025, the Company was authorized to issue 220,000,000 ordinary shares, $0.0001 par value.

- The holders of Ordinary Shares are entitled to receive dividends as declared from time to time and are entitled to one vote per share at meetings of the Company. In the event of liquidation, the holders of Ordinary Shares are eligible to receive an equal share in the distribution of the surplus assets of the Company based on their percent of ownership.

- As of June 30, 2025 and March 31, 2025, the Company’s Ordinary Shares outstanding were 74,290,986.

The following table summarizes the Company’s Ordinary Shares reserved for future issuance on an as-converted basis:

	As of June 30, 2025	As of March 31, 2025
Remaining shares available for future issuance under the Company’s equity incentive plan	9,714,986	9,714,986
Warrants	21,768,972	21,618,972

16. Warrants

In connection with Vahanna’s initial public offering in 2021, 10,004,994 public warrants were issued (the “Public Warrants”) and 9,152,087 warrants were issued in a private placement (the “Private Placement Warrants”). Both Public Warrants and Private Placement Warrants remained outstanding and became warrants to purchase Ordinary Shares in the Company upon the close of the Business Combination.

As of June 30, 2025, there were 10,004,994 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. Each whole warrant entitles the registered holder to purchase one Ordinary Share at a price of $11.50 per share. The Public Warrants became exercisable as of October 20, 2023. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

As of June 30, 2025, there were 9,152,087 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Pursuant to the terms of a Securities Purchase Agreement entered into among the Company, Supurna VedBrat and Krishnan-Shah Family Partners, LP on March 28, 2024 (the “March 2024 SPA”), on April 22, 2024, the Company issued warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP, on June 20, 2024, the Company issued warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat, and on October 27, 2024 the Company issued warrants to purchase an additional 50,000 Ordinary Shares to Ms. VedBrat as per the terms of the agreement (such warrants collectively the “March 2024 SPA Warrants”). Each March 2024 SPA Warrant will be exercisable at any time during the period commencing on March 28, 2025 (or earlier under certain circumstances described in the March 2024 SPA Warrants) (as applicable, the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of the Company, if earlier). The exercise price of the March 2024 SPA Warrants is equal to 80% of the lower of (i) the volume weighted average price (the “VWAP”) of the Ordinary Shares, as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding pursuant to the March 2024 SPA, (ii) the opening price of any public offering of straight equity securities of the Company occurring within six months after the issue date of the March 2024 SPA Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. Ms. VedBrat is a director of the Company. Ajay Shah, another director of the Company, and his wife, are trustees of the general partner of the Krishnan-Shah Family Partners, LP.

On May 14, 2024, as required by the terms of the senior secured notes agreement entered with Mizuho in June 30, 2023, the Company issued to Mizuho a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.001 per share (the “Mizuho Warrants”).

On December 15, 2024 the Company entered into an underwriting agreement with ThinkEquity LLC and as required by the terms of this agreement, the Company issued warrants to purchase 115,000 shares of the Company at an exercise price of $1.5625 per share (the “Dec ThinkEquity Warrant Shares”).

On January 3, 2025 the Company entered into a placement agent agreement with ThinkEquity LLC and as required by the terms of this agreement, the Company issued warrants to purchase 111,115 shares of the Company at an exercise price of $2.8125 per share (the “Jan ThinkEquity Warrants Shares”).

As of June 30, 2025, there were 150,000 March 2024 SPA Warrants, 1,432,517 Mizuho Warrants, 115,000 Dec ThinkEquity Warrant Shares and 111,115 Jan ThinkEquity Warrants Shares outstanding.

17. Revenue

The following table summarizes revenue by the Company’s service offerings:

	For the period ended June 30, 2025	For the period ended June 30, 2024
Revenue from services
Commission and Distribution Income	5,728,215	3,082,652
Income from Insurance as a Service	5,137,330	5,848,865
	10,865,545	8,931,517

There were three customers that individually represented 24%, 13% and 10% of the Company’s revenue for the period ended June 30, 2025 and one customer individually represents 22% of the Company’s accounts receivable balance as of June 30, 2025.

There were three customers that individually represented 14%, 13% and 10% of the Company’s revenue for the period ended March 31, 2025 and one customer individually represents 23 % of the Company’s accounts receivable balance as of March 31, 2025.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	As of June 30, 2025	As of March 31, 2025
Contract liabilities
Deferred revenue	1,098,446	1,149,019
Total contract liabilities	1,098,446	1,149,019
Contract assets
Unbilled revenue	7,817,159	6,201,942
Total contract assets	7,817,159	6,201,942

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

18. Goodwill

A summary of the changes in carrying value of goodwill is as follows:

	As of June 30, 2025	As of March 31, 2025
Opening balance	2,061,553	2,061,553
Goodwill relating to acquisitions consummated	-	—
Derecognition on deconsolidation of subsidiaries	-	—
Impairment reversed on goodwill on account of deconsolidation of subsidiaries	-	—
Effect of exchange rate changes	-	-
Closing balance	2,061,553	2,061,553

19. Financial instruments

The Company measures its convertible promissory notes and Forward Purchase Agreement asset at fair value. The Company’s convertible promissory notes, Derivative warrant liabilities and Forward Purchase Agreement are categorized as Level 2 because they are measured based on valuation techniques using observable market prices of such instruments. Convertible debentures is categorized as Level 3 because of unobservable inputs and other estimation techniques due to the absence of quoted market prices, inherent lack of liquidity and the tenure of such financial instruments.

Financial instruments measured at fair value on a recurring basis

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2025:

	June 30, 2025
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial liabilities:
Derivative warrant liabilities	-	1,535,869	-	1,535,869
Convertible debentures	-	-	1,146,337	1,146,337
Convertible Promissory Notes	-	1,029,374	-	1,029,374
	-	2,565,243	1,146,337	3,711,580
Financial assets:
Forward purchase agreement	-	8,628,301		8,628,301
	-	8,628,301	-	8,628,301

The Company uses a third-party valuation specialist to assist management in its determination of the fair value of its Level 2 classified derivative warrant liabilities and convertible promissory notes. The fair value of these financial instruments is based on the volatility of its ordinary share warrants, based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. For key aspects of valuation of convertible debentures refer note 13.

The Company uses a third party valuation specialist to assist management in its determination of the fair value of its Level 3 classified Convertible debentures and its Level 2 classified Forward Purchase Agreement. The instruments were fair valued using a Monte Carlo simulation model utilizing assumptions related to the contractual term of the instruments and current interest rates. For key aspect of the valuation inputs refer notes 13 (c) and 5 (iii) respectively.

The following table presents a reconciliation of the Company’s Level 3 financial instruments measured and recorded at fair value on a recurring basis as of June 30, 2025 for Financial Liability: Convertible Debentures and as of December 31, 2024 for Financial Asset: Forwards Purchase Agreement:

	Financial asset Forward purchase agreement	Financial liability Convertible debentures	Financial liability Convertible Promissory Notes
Initial measurement	46,190,195	1,100,000	1,029,374
Cash receipt	4,790,633	-	-
Change in fair value	(42,352,527)	46,337	-
Balance	8,628,301	1,146,337	1,029,374

Assets measured at Fair Value on a non-recurring basis

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.

Non-Marketable Equity Securities

The Company measures its non-marketable equity securities that do not have readily determinable fair values under the measurement alternative at cost less impairment, adjusted by price changes from observable transactions recorded within “Other income/(expense) net” in the consolidated statements of operations. The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to its investment in Daokang and Moonshot. The Company recorded a impairment loss on it’s non-marketable equity securities, as more briefly discussed in note 6.

Management of risks

Interest rate risk - Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate due to change to market interest rates. The Company is exposed to interest rate risk for its long-term debts where the interest rates are variable according to the market conditions.

Foreign currency risk - The Company monitors its foreign currency exposures on a regular basis. The operations are primarily denominated in United States Dollars, Pounds Sterling, Indian Rupees and Euros. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates. Based on a sensitivity analysis we have performed as of June 30, 2025, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the United States Dollar would not have a material effect on our financial statements.

20. Investments

These balances include certain investments in mutual funds that are recorded at fair value. Any changes to the fair value are recorded in “Fair value gains/(losses) in financial instruments carried at fair value” due to the election of the fair value option of accounting for financial instruments.

21. Commitments and contingencies

A. Leases - Accounted as per ASC 842 for the Period Ended June 30, 2025

Operating leases

The Company leases office space under non-cancellable operating lease agreements, which expire on various dates through April 2031. Some property leases contain extension options exercisable by the Company. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease cost for the period ended June 30, 2025 are summarized below:

i)	The following tables presents the various components of lease costs:

Particulars	For the period ended June 30, 2025
Lease :
Operating lease cost	106,978
Short-term lease cost	37,908
Total lease cost	144,886

ii)	The following table presents supplemental information relating to the cash flow and non-cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating liabilities, and, as such, are excluded from the amounts below.

Particulars	For the period ended June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	104,887

iii)	Balance sheet information related to leases is as follows:

Particulars	For the period ended June 30, 2025
Operating Leases:
Operating Lease ROU Asset, net	1,048,594
Short term liabilities	442,914
Long term liabilities	443,500
Total operating lease liabilities	886,414

iv)	Weighted Average

For the period ended June 30, 2025
Remaining Lease term (in years)	4.28
Discount rate	14.74%

v)	Maturities of lease liabilities were as follows:

Particulars	Lease Liabilities (USD)*
For Period Ended June 30, 2025
2026	426,075
2027	309,004
2028	97,803
2029	89,427
2030	92,558
Thereafter	114,958
Total Lease Payments	1,129,825
Less: Imputed Interest	(243,411)
Total	886,414

C.	Litigation and loss contingencies

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

The following table sets forth the computation of basic net loss per share attributable to ordinary shareholders and preferred stock holders:

Particulars	For the Period ended June 30, 2025	For the period ended June 30, 2024
Numerator:
Net loss	(4,005,770)	(48,407,025)
Less: dividend attributable to preferred stockholders for the current year	-	-
Net loss attributable to Roadzen Inc. ordinary shareholders	(4,005,770)	(48,407,025)

Denominator (for basic and diluted EPS):
Weighted-average shares used in computing net loss per share attributable to Roadzen Inc. ordinary shareholders	74,290,986	68,440,829
Net loss per share attributable to Roadzen Inc. ordinary shareholders	(0.05)	(0.71)

The Company’s potential dilutive securities, which include restricted stock units, convertible instruments, share warrants and shares pending allotment have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share as of June 30, 2025 and June 30, 2024:

Particulars	For the Period ended June 30, 2025	For the period ended June 30, 2024
Share warrants	21,618,972	21,618,972
Restricted stock units	9,714,986	9,922,986
Convertible instruments	54,542	54,542
Total	31,388,500	31,596,500

23. Income taxes

The Company’s net loss before provision for income taxes for the period ended June 30, 2025 and June 30, 2024 were as follows:

Particulars	For the Period ended June 30, 2025	For the period ended June 30, 2024
Domestic	(2,049,030)	(26,270,441)
Foreign	(1,972,098)	(22,075,253)
Total	(4,021,128)	(48,345,694)

The components of the provision for income taxes for the period ended June 30, 2025 and June 30, 2024 were as follows:

Particulars	For the Period ended June 30, 2025	For the period ended June 30, 2024
Current:
Domestic	34,949	12,933
Foreign	—	-
	34,949	12,933
Deferred:
Domestic	—	—
Foreign	45,030	93,717
	45,030	93,717

Total provision for income taxes #	79,979	106,650

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the period ended June 30, 2025 and June 30, 2024:

Particulars	For the Period ended June 30, 2025	For the period ended June 30, 2024
Federal statutory income tax rate	21.00%	21.00%
Non deductible expenses	(0.54)%	(0.25)%
Valuation allowance	(20.90)%	(20.79)%
Foreign rate differential	0.00%	0.05%
Share warrants	0.00%	0.00%
Other	0.42%	(0.04)%
Total provision for income taxes	(0.02)%	(0.03)%

The components of the Company’s net deferred tax assets as of the period ended June 30, 2025 and year ended March 31, 2025 were as follows:

Particulars	As of June 30, 2025	As of March 31, 2025
Deferred tax assets:
Net operating loss carry forwards	37,849,937	41,091,266
Unabsorbed depreciation carry forwards	140,872	121,285
Retirement benefits	70,197	15,209
Depreciation and amortization	67,267	74,937
Others	(322,995)	(325,774)
Total deferred tax assets	37,805,277	40,976,924
Less: valuation allowance	(37,805,277)	(40,976,924)
Deferred tax assets, net of valuation allowance	-	-
Deferred tax liabilities:
Intangibles on account of business combination	(40,424)	(41,688)
Net deferred tax assets/ (liabilities)	(40,424)	(41,688)

Movement recognized in net deferred tax assets:

	As of March 31, 2025	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of June 30, 2025
Deferred tax assets:
Net operating loss carry forwards	41,091,266	(3,241,330)	-	37,849,937
Unabsorbed depreciation carry forwards	121,285	19,587	-	140,872
Retirement benefits	15,209	54,988	-	70,197
Depreciation and amortization	74,937	(7,670)	-	67,267
Fair value changes on convertible notes	-	-	-	-
Others	(325,774)	2,778	-	(322,995)
Total deferred tax assets	40,976,924	(3,171,647)		37,805,277
Less: valuation allowance	(40,976,924)	3,171,647	-	(37,805,277)
Deferred tax assets, net of valuation allowance	-	-	-	-
Deferred tax liabilities:
Intangibles on account of business combination	(41,688)	1,264	-	(40,424)
Acquisitions	-	635,965	(635,965)	-
Deconsolidation	-	-	-	-
Currency translation	-	(284,598)	284,598	-
Net deferred tax assets/ (liabilities)	(41,688)	352,631	(351,367)	(40,424)

Particulars	As of March 31, 2024	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of March 31, 2025
Deferred tax assets:
Net operating loss carry forwards	25,515,511	15,575,755	-	41,091,266
Unabsorbed depreciation carry forwards	76,126	45,159	-	121,285
Retirement benefits	72,349	(57,140)	-	15,209
Depreciation and amortization	109,299	(34,362)	-	74,937
Fair value changes on convertible notes	-	-	-	-
Others	244,136	(569,910)	-	(325,774)
Total deferred tax assets	26,017,421	14,959,503	-	40,976,924
Less: valuation allowance	(25,995,368)	(14,981,556)	-	(40,976,924)
Deferred tax assets, net of valuation allowance	22,053	(22,053)	-	-
Deferred tax liabilities:
Intangibles on account of business combination	(263,665)	221,977	-	(41,688)
Currency translation	-	(284,598)	284,598	-
Acquisitions	-	635,965	(635,965)	-
	(241,612)	551,291	(351,367)	(41,688)

The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company’s judgement regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the intangible on account of business combination ability to recover deferred tax assets, the Company’s income tax provision would increase or decrease in the period in which the assessment is changed. The Company’s valuation allowance decreased by $3,171,647 during the period ended June 30, 2025 and increased by $14,981,556 during the year ended March 31, 2025.

The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest such earnings outside the U.S.

Net operating loss and credit carry forwards

As of June 30, 2025, the Company has U.S. federal net operating loss carry forwards of approximately $37,849,937 of which none are subject to limitation under Internal Revenue Code Section 382 (IRC Section 382). The federal net operating loss carry forwards that were generated prior to the 2018 tax year will begin to expire in 2030 if not utilized. For net operating loss carry forwards arising in tax years beginning after March 31, 2017, the tax act limits the Company’s ability to utilize carry forwards to 80% of taxable income, however, these operating losses may be carried forward indefinitely. The state (Delaware) net operating loss carry forwards will begin to expire in 2032 if not utilized. The Company has foreign tax credits which will expire at the end of 8 years from the end of the assessment year in which these tax credits were originated.

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

Unrecognized tax benefits

The Company has adopted authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company did not have any unrecognized tax benefits with a significant impact on its financial statements as of June 30, 2025 and March 31, 2025.

The Company’s major tax jurisdictions are India, the United Kingdom and the U.S. The U.S. federal, state and foreign jurisdictions have statutes of limitations that generally range from three to six years. Due to the Company’s net losses, substantially all of its federal and state income tax returns are subject to examination for federal and state purposes.

24. Segment reporting

Our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes natural expenses such as employee wages and benefits at a consolidated level and capital expenditures including asset additions to manage the Company’s operations and strategic growth initiatives.

25. Stock based compensation

The share-based compensation awards issued under the Company’s 2023 Omnibus Incentive Plan to the Company’s employees, officers, directors, are all equity-classified instruments Restricted stock units (“RSUs”) outstanding as of June 30, 2025 have service vesting conditions up to March 2027. Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and a graded vesting method for RSUs. The Company has elected to account for forfeitures of employee stock awards as they occur.

Share-based compensation is in the form of restricted stock units (RSUs). The fair value per RSU is calculated using the Black-Scholes option valuation model.

Option value and assumption

Fair value per share (as of grant date)	$10.83
Exercise price	$0
Assumptions:
Volatility	30.82%
Expected dividends	0.00%
Expected term (in years)	1.5
Risk free rate	5.24%

RSU vesting schedule for year ended	As of June 30, 2025
March 2025	79,995
March 2026	9,579,589
March 2027	63,336

Stock option activity	As of June 30, 2025
Opening unvested units (as of April 01, 2025)	9,722,920
Granted	-
Exercised	-
Cancelled	-
Vested but not exercised	7,995
Closing unvested units	9,714,925

Stock-based compensation expense related to RSUs granted to employees was $71,358 for the period ended June 30, 2025. As of June 30, 2025, the unrecognized compensation expense related to unvested RSUs was approximately $188,904 which is expected to be recognized over the remaining unvested period of RSU’s.

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

26. Subsequent Events

On July 24, 2025, the Company entered into separate securities purchase agreements (the “PIPE Purchase Agreements”) with certain institutional investors (the “PIPE Investors”) pursuant to which the Company agreed to issue and sell to the PIPE Investors, and the PIPE Investors agreed to purchase from the Company, an aggregate of 1,803,134 of the Company’s Ordinary Shares, for a purchase price of $1.25 per share, or approximately $2,253,917 in the aggregate. Also on July 24, 2025, the Company entered into a registration rights agreement with the PIPE Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed, among other things, to use its reasonable best efforts to file, on or before October 27, 2025, a registration statement covering the resale of all of the Ordinary Shares sold pursuant to the PIPE Purchase Agreements.

On July 24, 2025, the Company entered into separate amendments (the “RSU Amendments”) to the restricted stock unit awards (as previously amended, the “RSUs”) previously granted to Rohan Malhotra, the Company’s Chief Executive Officer and a director, Jean-Noël Gallardo, the Company’s Chief Financial Officer, and Ankur Kamboj, the Company’s Chief Operating Officer. Pursuant to the RSU Amendments, the RSUs previously granted by the Company to Mr. Malhotra and to Mr. Kamboj were each amended to change the date on which such RSUs vest in full (subject to the executive’s continuous service with the Company through the vesting date) from September 17, 2025 to September 17, 2026, and the RSUs previously granted by the Company to Mr. Gallardo were amended to change the date on which such RSUs vest in full (subject to the executive’s continuous service with the Company through the vesting date) from November 20, 2025 to November 20, 2026.

On July 27, 2025, the Company entered into a placement agency agreement with Maxim Group LLC and a securities purchase agreement with a purchaser for the purchase and sale of 1,730,769 of the Company’s Ordinary Shares at an offering price of $1.30 per Ordinary Share, which closed on July 29, 2025. The Company received gross proceeds of $2,249,999.70 in connection with the offering before deducting fees and expenses related to the offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, references to “Roadzen,” “we,” “us,” and “our” refer to Roadzen and its consolidated subsidiaries as the context so requires.

The following discussion and analysis of the financial condition and results of operations of Roadzen Inc. and its subsidiaries should be read in conjunction with the “Unaudited Condensed Consolidated Financial Statements of Roadzen Inc. as of and for the three months ended June 30, 2025 and 2024,” together with related notes thereto, included elsewhere in this Form 10-Q (in the section of this Form 10-Q entitled “Financial Information”). The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See the section titled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth or referred to under the section titled “Risk Factors” or elsewhere in this Form 10-Q.

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

Roadzen’s AI Manifesto

Our mission is to build the leading company at the intersection of artificial intelligence (“AI”), insurance and mobility. To further our mission, we have built a pioneering lab focused on fundamental and applied AI research. We work on core research areas in computer vision, generative AI, and traditional machine learning to develop product experiences that improve the safety, convenience, and protection of millions of drivers across the world. Roadzen is a founding member of the AI Alliance fostering safe, responsible, and open-source development alongside industry leaders such as Meta, IBM, Hugging Face, Stability AI, AMD, Service Now, and others. Our approach to build precision AI models in insurance and mobility has won several industry accolades. Roadzen achieved significant industry recognition for its advancements in AI and technology during FY 2024-25. Honors included ‘Best AI in Deep Tech’ at the AI Awards Summit 2025 by Entrepreneur India and secured a spot on the Fintech40 Index by L’Observatoire de la Fintech. It was named the ‘World’s Top InsurTech’ by CNBC in 2024, ‘Most Innovative Use of AI’ by Financial Express at the FE Futech Awards 2024 and won the Gold Stevie Award for its xClaim insurance solution at the International Business Awards 2024. Additional recognitions included ‘Excellence in InsurTech’ by the India FinTech Forum (IFTA 2024), ‘Best Use of AI in Insurance’ at the Global AI Summit & Awards (GAISA 2024), and ‘Best Product and Business Team’ at the World Auto Forum 2024. Roadzen also won ‘Best Use of Technology’ at the Entrepreneur Awards 2024 and ‘Most Innovative Company’ at the World Finance Innovation Awards 2024.

Our Business Model

Roadzen has two principal models for generating revenue: 1) Income from Insurance as a Service (IaaS Platform), and 2) Commission and Distribution Income (Brokerage Solutions). We follow a capital light business model, meaning that we do not underwrite any risk ourselves or carry it on our balance sheet for either source of revenue.

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

Roadzen’s IaaS Platform accounted for approximately 47% of revenues for the three months ended June 30, 2025.

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

Roadzen’s brokerage solutions accounted for approximately 53% of revenues for the three months ended June 30, 2025.

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

Since January 1, 2023 we began tracking customer segmentation for Roadzen, described as such: enterprise clients that include insurers, automakers and large fleets (above 100 vehicles), and SMB clients, which include agents, brokers, small dealerships, and small fleets (under 100 vehicles). As of June 30, 2025, we had 34 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), 78 automotive customer agreements, and approximately 3,800 agents and fleet customers agreements.

Strength of the Auto Insurance Market

We generate a majority of our revenues through commissions and fees which are a reflection of the total insurance policy premium. Roadzen derived 53% of revenue from its Brokerage Solutions and 47% from its IaaS Platform for the three months ended June 30, 2025. A softening of the insurance market characterized by a period of declining premium rates due to competition or regulation could negatively impact our financial results.

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

Results of Operations (all figures are denominated in US$)

Comparison of the Three Months Ended June 30, 2025 and June 30, 2024

	For the three months ended June 30,
Particulars	2025	2024	Change amount	%
Revenue	10,865,545	8,931,517	1,934,028	22%
Costs and expenses:
Cost of services	4,469,453	5,427,440	(957,987)	-18%
Research and development	81,534	1,789,542	(1,708,008)	-95%
Sales and marketing	6,132,010	5,802,298	329,713	6%
General and administrative	2,577,897	25,826,188	(23,248,291)	-90%
Depreciation and amortization	125,000	480,349	(355,349)	-74%
Total costs and expenses	13,385,894	39,325,817	(25,939,923)	-66%
Loss from operations	(2,520,349)	(30,394,300)	27,873,951	-92%
Interest expense (net)	(941,319)	(821,686)	(119,633)	15%
Fair value gains/(losses) in financial instruments carried at fair value	(511,538)	(17,152,060)	16,640,522	-97%
Other income (net)	(47,922)	22,352	(70,274)	-314%
Total other income/(expense)	(1,500,779)	(17,951,394)	16,450,615	-92%
(Loss)/Income before income tax expense	(4,021,128)	(48,345,694)	44,324,566	-92%
Less: income tax (benefit)/expense	79,979	106,650	(26,671)	-25%
Net (loss)/income before non-controlling interest	(4,101,107)	(48,452,344)	44,351,237	-92%
Net loss attributable to non-controlling interest, net of tax	(95,337)	(45,319)	(50,018)	110%
Net Loss attributable to Ordinary shareholders	(4,005,770)	(48,407,025)	44,401,255	-92%

Revenue

	For the period ended June 30,
Particulars	2025	2024	Change amount	%
Revenue
Commission and Distribution Income	5,728,215	3,082,652	2,645,563	86%
Income from Insurance as a Service	5,137,330	5,848,865	(711,535)	-12%
Total	10,865,545	8,931,517	1,934,028	22%

Revenue increased by $1.9 million, representing a 22% increase for the three months ending June 30, 2025, compared to the same period the prior year. This increase was primarily due to the expansion of our distribution network.

Commission and Commission and Distribution Income increased by $2.6 million, or 86%, compared to the same period in the previous year. This growth was supported by strategic marketing efforts and the expansion of our distribution network. These initiatives enabled us to access new customer segments and enhance product penetration within existing markets

Conversely, revenue from the Insurance as a Service (IaaS) platform decreased by $0.7 million, or 12%, for the three months ending June 30, 2025 primarily attributable to the pause of GAP product in UK.

As of June 30, 2025, the Company maintained 34 insurance customer agreements and 78 automotive customer agreements, as well as approximately 3800   agents and fleet customer agreements.

Cost of Services

	For the three months ended June 30,
Particulars	2025	2024	Change amount	%
Cost of services	4,469,453	5,427,440	(957,987)	-18%

Cost of services decreased $1.0 million, or 18%, for the three months ending June 30, 2025 compared to the same period the prior year. This decrease was primarily driven by a decrease in IaaS revenue.

Research and Development

	For the three months ended June 30,
Particulars	2025	2024	Change amount	%
Research and development	81,534	1,789,542	(1,708,008)	-95%

Research and development expenses decreased by $1.7 million, or 95%, for the three months ended June 30, 2025, compared to the same period in the prior year. The reduction was primarily attributable to a $1.4 million decline in non-cash compensation expense associated with RSU grants, a $0.1 million increase in capitalization relative to the prior period, and a $0.2 million decrease in costs related to technology personnel and consulting services.

Sales and Marketing

	For the three months ended June 30,
Particulars	2025	2024	Change amount	%
Sales and marketing	6,132,010	5,802,298	329,713	6%

Sales and marketing expense increased by $0.3 million, or 6%, for the three months ended June 30, 2025 compared to the same period the prior year. The increase was primarily due to a $2.2 million rise in expenses towards enhanced marketing efforts for increase in distribution income, partially offset by a $1.9 million decline in non-cash compensation expense related to RSU grants.

General and administrative

	For the three months ended June 30,
Particulars	2025	2024	Change amount	%
General and administrative	2,577,897	25,826,188	(23,248,291)	-90%

General and administrative expenses declined by $23.2 million, or 90%, for the three months ended June 30, 2025, compared to the same period in the prior year. This decrease was primarily driven by a $22.8 million reduction in non-cash RSU expenses, along with continued cost discipline efforts and a reduction in headcount.

Depreciation and Amortization

	For the three months ended June 30,
Particulars	2025	2024	Change amount	%
Depreciation and amortization	125,000	480,349	(355,349)	-74%

Depreciation and amortization decreased by $0.4 million or 74% for the three months ended June 30, 2025, compared to the same period the prior year.

Interest Income (Expense)

	For the three months ended June 30,
Particulars	2025	2024	Change amount	%
Interest income/(expense)	(941,319)	(821,686)	(119,633)	15%

Interest expense increased $0.1 million or 15% increase for the three months ended June 30, 2025 compared to the same period the prior year primarily due to an increase in borrowings from banks and other parties.

Fair Value Changes in Financial Instruments Carried at Fair Value

	For the three months ended June 30,
Particulars	2025	2024	Change amount	%
Fair value changes in financial instruments carried at fair value	(511,538)	(17,152,060)	16,640,522	-97%

Loss on fair valuation changes decreased by $16.6 million or 97%, for the three months ended June 30, 2025 compared to the same period the prior year due to the fair market valuation of our Forward Purchase Agreement, convertible promissory notes, and share warrants.

Other Income/(Expense)

	For the three months ended June 30,
Particulars	2025	2024	Change amount	%
Other income/(expense) net	(47,922)	22,352	(70,274)	-314%

Othe Expenses increased $0.07 million, or 314%, for the three months ended June 30, 2025 compared to the same period the prior year. This was primarily driven by the increase of $0.07 million of foreign exchange fluctuation loss.

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

The following table reconciles our net loss reported in accordance with GAAP to Adjusted EBITDA for the three months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30,
Particulars	2025	2024
Net loss (Including Non Controlling Interest)	(4,005,770)	(48,407,025)
Adjusted for:
Other (income)/expense net	47,922	(22,352)
Interest (income)/expense	941,319	821,686
Fair value changes in financial instruments carried at fair value(1)	511,538	17,152,060
Tax (benefit)/expense	79,979	106,650
Depreciation and amortization	125,000	480,349
Stock based compensation expense	71,358	26,230,989
Non-cash expenses	306,714	285,060
Non-recurring expenses	516,102	524,758
Adjusted EBITDA	(1,405,838)	(2,827,825)

(1)	Fair value changes in financial instruments are considered to be financing costs as they relate to convertible notes and liability-classified preferred stock warrants previously issued in financing transactions. These changes are non-cash as the Company does not have an unconditional obligation to settle the convertible notes and preferred stock warrants in cash. These changes in fair value are affected by the Company’s own share price as these are settleable/convertible into the Company’s Ordinary Shares.

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

Liquidity and Capital Resources

Since our incorporation, we have financed our growth through a blend of equity, convertible instruments, debt (including working capital lines), and customer payments. As of June 30, 2025, we have raised an aggregate of $53.3 million, net of issuance costs, through the issuance of Ordinary Shares, convertible instruments and preferred stock of Roadzen DE. Our accumulated deficit stood at $228.4 million as of June 30, 2025 up from $224.3 million from the previous year. These accumulated deficit stem from substantial operating losses, which stems from fair valuation, vesting of RSU, impairment of investment and intangible assets, transaction costs arose from business combination. These losses have been detailed on the table below. We anticipate that we will continue to experience operating losses and generate negative cash flows from operations over an extended period due to the planned investments in our business. Consequently, we will need to secure additional capital resources to support the execution of our strategic initiatives for growing our business in the coming years.

Details of Accumulated deficit:

Particulars	As of June 30, 2025 (USD millions)	As of March 31, 2025 (USD millions)
Accumulated Deficit (end of period)	228.8	224.3
Non Cash Losses:
-Fair Value Losses	52.5	52.0
-Stock based compensation Losses	103.6	103.5
-Impairment of Investments & Intangibles	5.6	5.6
-Other non cash losses	5.8	5.5
Transaction Costs – Business Combination	10.1	10.1
Net Operating Losses	51.2	47.6

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

Operating Activities

	For the period ended June 30,
Particulars	2025	2024	Change amount
Cash flow from operating activities:
Net loss including non-controlling interest	(4,005,770)	(48,407,025)	44,401,255
Adjustments for cash flow from operation	800,563	43,772,133	(42,971,570)
Changes in working capital	283,700	(986,469)	1,270,169
Net cash used in operating activities	(2,921,507)	(5,621,361)	2,699,854

Our largest sources of cash provided by operations are increases in accounts payables and payments received from our customers. Our primary uses of cash from operating activities include employee-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses and other overhead costs.

For the three months ended June 30, 2025, net cash used in operating activities was $2.9 million, a decrease of $2.7 million compared to $5.6 million for the same period the prior year. This decrease primarily reflects a combination of lower net losses and changes in working capital during the current period.

The cash outflow in the three months ended June 30, 2025 was primarily driven by a net loss of $4.0 million, partially offset by net cash inflow of $0.3 million resulting from changes in operating assets and liabilities, including increased payables and lower receivables and by non-cash adjustments totaling $0.8 million.

Non-cash charges for the period included:

●	$0.5 million in fair value losses,

●	$0.07 million in stock-based compensation expense,

●	$0.1 million in depreciation and amortization, and

●	$0.2 million in Expected Credit Loss.

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

Investing Activities

	For the period ended June 30,
Particulars	2025	2024	Change amount
Cash flow from investing activities:
Purchase of property, plant and equipment	(274,056)	32,745	(306,801)
Proceeds from sale of property, plant and equipment	-	-	-
(Investment)/ Proceeds in mutual funds	73,116	193,606	(120,490)
Proceeds from forward purchase agreement	-	1,000,000
Net Cash used in investing activities	(200,940)	1,226,351	(427,291)

Cash generated from investing activities was $0.2 million for the three months ended June 30, 2025, consisted of $0.27 million of capital expenditure for new office facilities and investments in mutual funds (held for sale) of $0.07 million.

Cash generated from investing activities was $1.2 million for the three months ended June 30, 2024, which primarily consisted of $1.0 million received from forward purchase agreement and $0.19 million reduction of an investment made in a mutual fund (held for sale).

Financing Activities

	For the period ended June 30,
Particulars	2025	2024	Change amount
Cash flow from financing activities:
Proceeds from issue of ordinary shares	1,386,959	-	1,386,959
Repayment of long-term borrowings	-	(121,365)	121,365
Net proceeds/(payments) from short-term borrowings	49,990	1,154,519	(1,104,529)
Net cash generated from financing activities	1,436,949	1,033,154	403,795

We have generated negative cash flows from operations since our inception and have supplemented working capital through net proceeds from the issuance of Ordinary Shares as well as the issuance of debt. Cash provided by financing activities was $1.4 million for the three months ended June 30, 2025, which consisted primarily of $1.4 million from the issuance of Ordinary Shares.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2025:

		For the period ended June 30, 2025
Particulars	Total	Less than 1 Year	1-3 year	3-5 year	After
Debt(1)	23,654,181	23,503,852	65,927	84,402
Operating Leases(2)	1,129,825	426,075	406,807	181,985	114,958
Deferred Revenue	1,098,446	883,896	193,882	20,668
Accounts Payable & accrued expenses	32,822,637	32,822,637
Total	58,705,089	57,636,460	666,616	287,055	114,959

(1)	The amount of debt represents carrying amount of borrowings (excluding interest) which the Company is obligated to repay in cash.
(2)	The Company leases office space under non-cancellable operating lease agreements, which expire on various dates through January 2033. The operating lease includes $243,411 of imputed interest due to the implementation of ASC-842.

Description of Indebtedness:

	As of June 30, 2025		As of March 31, 2025
Particulars	Long Term Borrowings	Short Term Borrowings	Long Term Borrowings	Short Term Borrowings
Loans from banks	197,394	257,478	167,177	263,846
Secured debentures	1,719,349	-	1,718,596	-
Convertible debenture	1,146,337		1,158,446
Current portion of long-term borrowings	(2,912,746)	2,912,746	(2,904,444)	2,904,444
Loan from Related Parties	-	123,953		115,086
Loan from Others	-	20,209,675		19,486,713
	150,334	23,503,852	139,775	22,770,089

Description of Operating Leases:

Particulars	For the period ended June 30, 2025
Operating Leases:
Short term liabilities	442,914
Long term liabilities	443,500
Total operating lease liabilities	886,414

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

Secured, Non-Convertible 2022 Debentures

One of our material subsidiaries issued Secured, Non-Convertible Debentures with NP1 Capital Trust with an aggregate principal amount of $3.7 million during the fiscal year ended March 31, 2023 with varying maturity dates between January 2024 and July 2024 and interest rates ranging from 19.25% to 20.00% per annum. The principal outstanding as of June 30, 2025 is $1.7 million. On September 30, 2024 the Company entered into an amendment agreement restructuring the principal repayments and extending the maturity date to March 31, 2025. The Company has not honored the repayment of the above debentures as on the amended date but has obtained an extension from the lender up to November 30, 2025. However, there is no new agreement in place.

Junior Convertible 2025 Debentures

On March 31, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor (the “2025 Investor”) under which the Company agreed to issue and sell, in a registered public offering, junior convertible notes (each, a “Junior Note” and collectively, the “Junior Notes”) for up to an aggregate principal amount of $2,300,000 that may be convertible into the Company’s Ordinary Shares. On April 1, 2025, the Company completed the sale and issued the Junior Notes to the 2025 Investor.

The Junior Notes were sold for a gross purchase price of $2,000,000 before fees and other expenses. The Junior Notes will mature one year from the date of issuance and will bear interest at a rate of 16% per annum (increasing to 18% per annum upon the occurrence and during the continuation of an event of default). 25% of the principal amount of the Junior Notes (less any amount previously converted by the holders), together with accrued but unpaid interest, is payable quarterly, commencing three months after the date of issuance. The Junior Notes will have an initial conversion price of $2.00 (the “Conversion Price”) and will be convertible at any time, in whole or in part and subject to certain beneficial ownership limitations, at the election of the holders. The Conversion Price is subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar event. The Company may redeem all or any portion of outstanding Junior Notes at any time upon at least five trading days’ written notice by paying an amount equal to the principal amount of the Junior Notes being redeemed, together with interest accrued on such principal amount through the date of redemption, and additional interest that would accrue on such principal amount through the maturity date (the “Make Whole Amount”).

Upon the occurrence of an Event of Default (as defined in the Junior Notes), the holders may (i) either require the Company to redeem all or any portion of the Junior Notes, (ii) or, in the case of a failure to make a required quarterly payment under the Junior Notes, convert all or any portion of the Junior Notes at a price equal to the Event of Default Conversion Price (as defined in the Junior Notes). The Company also agrees not to enter into or be party to a Fundamental Transaction (as defined in the Junior Notes) unless (i) the Successor Entity (as defined in the Junior Notes) (if other than the Company) assumes in writing all of the obligations of the Company under the Junior Notes and the other Transaction Documents in accordance with the provisions of the Junior Notes prior to such Fundamental Transaction, or (ii) at or prior to the consummation of the Fundamental Transaction, the Company redeems the Junior Notes in full by paying to the holder an amount in cash representing all outstanding Principal, accrued and unpaid Interest (including Default Interest, as applicable) and Make-Whole Amount.

Subject to the provisions of the Junior Notes, if, at any time while the Junior Notes are outstanding, the Company carries out one or more Subsequent Placements (as defined in the Junior Notes), the holders will have the right to require the Company to first use up to 25% of the net proceeds of such Subsequent Placement to redeem all or a portion of the Junior Notes in cash at the Redemption Price (as defined in the Junior Notes) applicable to the principal amount subject to the Holder Optional Redemption (as defined in the Junior Notes) plus any other amounts, if any, then owing to the holder of the Junior Notes.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Recent Developments

On July 24, 2025, the Company entered into separate securities purchase agreements (the “PIPE Purchase Agreements”) with certain institutional investors (the “PIPE Investors”) pursuant to which the Company agreed to issue and sell to the PIPE Investors, and the PIPE Investors agreed to purchase from the Company, an aggregate of 1,803,134 of the Company’s Ordinary Shares, for a purchase price of $1.25 per share, or approximately $2,253,917 in the aggregate. Avacara PTE Ltd. (“Avacara”), a significant shareholder of the Company, purchased 104,000 Ordinary Shares for a purchase price of $130,000. The Company’s Chief Executive Officer and director, Rohan Malhotra, is the principal owner and Managing Partner of Avacara. The Company also entered into a registration rights agreement with the PIPE Investors, pursuant to which the Company agreed, among other things, to use its reasonable best efforts to file, on or before October 27, 2025, a registration statement covering the resale of all of the Ordinary Shares sold pursuant to the PIPE Purchase Agreements. Also on July 24, 2025, the Company entered into a registration rights agreement with the PIPE Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed, among other things, to use its reasonable best efforts to file, on or before October 27, 2025, a registration statement covering the resale of all of the Ordinary Shares sold pursuant to the PIPE Purchase Agreements.

On July 24, 2025, the Company entered into separate amendments (the “RSU Amendments”) to the restricted stock unit awards (as previously amended, the “RSUs”) previously granted to Rohan Malhotra, the Company’s Chief Executive Officer and a director, Jean-Noël Gallardo, the Company’s Chief Financial Officer, and Ankur Kamboj, the Company’s Chief Operating Officer. Pursuant to the RSU Amendments, the 5,616,550 RSUs previously granted by the Company to Mr. Malhotra and the 1,250,007 RSUs previously granted by the Company to Mr. Kamboj were each amended to change the date on which such RSUs vest in full (subject to the executive’s continuous service with the Company through the vesting date) from September 17, 2025 to September 17, 2026, and the 115,000 RSUs previously granted by the Company to Mr. Gallardo were amended to change the date on which such RSUs vest in full (subject to the executive’s continuous service with the Company through the vesting date) from November 20, 2025 to November 20, 2026.

On July 27, 2025, the Company entered into a placement agency agreement (the “Maxim Agreement”) with Maxim Group LLC (“Placement Agent”) and a securities purchase agreement (the “2025 Purchase Agreement”) with a purchaser for the purchase and sale, in a best efforts offering (the “Direct Offering”), of 1,730,769 of the Company’s Ordinary Shares at an offering price of $1.30 per Ordinary Share. The Direct Offering closed on July 29, 2025. The Company received gross proceeds of $2,249,999.70 in connection with the Direct Offering, before deducting Placement Agent fees and other Direct Offering expenses payable by the Company. The Company intends to use the net proceeds from the Direct Offering for working capital and general corporate purposes. The Company may also use a portion of the net proceeds to repay outstanding indebtedness.

The 1,730,769 Ordinary Shares sold in the Direct Offering were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-282966), previously filed with the SEC on November 1, 2024 and declared effective on November 12, 2024, including the base prospectus contained therein and a prospectus supplement dated July 27, 2025.

As part of its compensation for acting as Placement Agent for the Direct Offering, the Company paid the Placement Agent a cash fee of 6.0% of the aggregate gross proceeds and $25,000 as reimbursement of the Placement Agent’s accountable expenses. For a period of six (6) months from July 29, 2025, the Company will pay the Placement Agent a cash fee equal to 6.0% of the gross proceeds of any equity, equity-linked, or debt financing, or any other capital raising activity received by the Company from the purchasers introduced to the Company by the Placement Agent related to the Direct Offering.

The Maxim Agreement and the 2025 Purchase Agreement contain customary representations, warranties and covenants made by the Company. They also provide for customary indemnification by the Company for losses or damages arising out of or in connection with the Direct Offering, among other things. In addition, pursuant to the terms of the Maxim Agreement, the Company has agreed for a period of 20-days from July 29, 2025, subject to certain exceptions, not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any Ordinary Shares or Ordinary Share equivalents, other than certain exempted issuance, or (ii) file any registration statement or any amendment or supplement thereto, other than the prospectus supplement in connection with the Offering or a registration statement on Form S-8 in connection with any employee benefit plan.

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

The calculation of diluted income per ordinary share does not consider the effect of the Company’s outstanding warrants since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

ITEM 1A. RISK FACTORS.

Other than as set forth below, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K we filed with the SEC on June 26, 2025 which are incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. For example, we are currently involved in litigation with Meteora, as described in Item 3 (Legal Proceedings) of the Annual Report filed with the SEC on June 26, 2025 (collectively, the “Meteora Litigation”). While we are seeking significant damages against Meteora, we may not prevail in the Meteora Litigation, and may have to pay damages to Meteora. In addition, litigation, including the Meteora Litigation, might result in substantial costs and may divert management’s attention and resources, which might harm our business, financial condition, and results of operations. While we believe that we can partially mitigate the risk and severity of exposure from these lawsuits through contractual provisions in certain of our agreements with insurance carriers, and carrying our own insurance that we believe is adequate to cover adverse claims arising from these lawsuits or similar lawsuits that may be brought against us, we may not have adequate contractual protection in all of our contracts and defending these and similar litigation is costly, diverts management from day-to-day operations, and could harm our brand and reputation. As a result, we may ultimately be subject to a damages judgment, which could be significant and exceed our insurance policy limits or otherwise be excluded from coverage.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits

1.1	Underwriting Agreement dated December 15, 2024 between Roadzen Inc. and ThinkEquity LLC (incorporated by reference to Exhibit 4.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on December 17, 2024).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on December 17, 2024).
4.2	Form of Representative Warrant (incorporated by reference to Exhibit 4.2 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on December 17, 2024).
10.1	Form of Amendment No. 1 to Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on November 8, 2024).
10.2***	Security Purchase Agreement, dated March 31, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Roadzen Inc. on April 1, 2025).
10.3	Form of Junior Convertible Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Roadzen Inc. on April 1, 2025).
10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Roadzen Inc. on July 30, 2025).
10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Roadzen Inc. on July 30, 2025).
10.6	Form of Amendment to Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Roadzen Inc. on July 30, 2025).
10.7	Form of Placement Agency Agreement, dated July 27, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Roadzen Inc. on July 31, 2025).
10.8	Form of Securities Purchase Agreement, dated July 27, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Roadzen Inc. on July 31, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
***	Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Any omitted schedule or similar attachment will be furnished supplementally to the SEC upon request.

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

Dated: August 13, 2025

