Form 10-Q
period 2025-09-30
Roadzen Inc.
filed 2025-11-14
CIK 1868640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there were 79,195,068 Ordinary Shares, $0.0001 par value per share, issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

Throughout this section, references to “Roadzen,” “we,” “us,” and “our” refer to Roadzen Inc. and its consolidated subsidiaries as the context so requires.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, statements regarding our strategy, expansion plans, future operations, future operating results, planned capital raises and balance sheet restructuring, estimated revenues (including from new contracts and joint ventures), losses, projected costs, prospects, plans and objectives of management, agreement in principle to extend the maturity of our debt facility with our senior lender, planned acquisition of majority control of a U.S.-based commercial auto insurance broker, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” in our other Securities and Exchange Commission (“SEC”) filings. We urge you to consider these factors, risks and uncertainties carefully in evaluating the forward-looking statements contained in this Quarterly Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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

● the risk that we may not be able to agree on definitive agreements to extend the maturity date of our debt facility with our senior lender;

● the risk that our planned acquisition of majority control of a U.S.-based commercial auto insurance broker may not be completed on the timetable we anticipate, or at all; and

● the other factors set forth in “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” in this Quarterly Report and our other SEC filings.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Roadzen Inc.

Unaudited Condensed Consolidated Balance Sheets

(in US $, except share count)

	As of September 30,	As of March 31,
Particulars	2025	2025
Assets
Current assets:
Cash and cash equivalents	4,973,633	4,836,576
Accounts receivable, net	2,648,485	2,625,385
Inventories	213,875	202,535
Prepayments and other current assets	25,913,502	19,092,595
Investments	366,487	197,805
Total current assets	34,115,982	26,954,896
Non current assets
Restricted cash	219,746	217,064
Non marketable securities	268,764	269,470
Property and equipment, net	591,781	602,923
Goodwill	2,298,287	2,061,553
Operating lease right-of-use assets	1,272,406	1,109,219
Intangible assets, net	2,638,248	1,243,253
Other long-term assets	144,643	120,972
Total Non current assets	7,433,875	5,624,454
Total assets	41,549,857	32,579,350

Liabilities and shareholders’ Equity/(Deficit)
Current liabilities
Current portion of long-term borrowings	2,831,559	2,904,444
Short-term borrowings	20,194,849	19,865,645
Accounts payable and accrued expenses	33,237,612	30,254,010
Derivative warrant liabilities	1,339,967	1,489,818
Short-term operating lease liabilities	463,347	318,921
Other current liabilities	3,219,831	2,102,466
Total current liabilities	61,287,165	56,935,304
Non current liabilities
Long-term borrowings	147,874	139,775
Long-term operating lease liabilities	413,863	628,400
Other long-term liabilities	551,817	566,651
Total Non current liabilities	1,113,554	1,334,826
Total liabilities	62,400,719	58,270,130

Commitments and contingencies (refer note 22)

Shareholders’ Equity/(Deficit)
Ordinary Shares and additional paid in capital, $0.0001 par value per share, 220,000,000 shares authorized as of September 30, 2025 and March 31, 2025; 76,021,755, and 74,290,986 shares outstanding as of September 30, 2025 and March 31, 2025 respectively	99,195,750	95,501,291
Accumulated deficit	(229,940,316)	(223,826,442)
Accumulated other comprehensive income/(loss)	(1,133,485)	(468,859)
Other components of equity	103,853,847	103,720,113
Total shareholders’ deficit	(28,024,204)	(25,073,897)
Share Application Money	1,084,289
Non-controlling interest	6,089,053	(616,883)
Total deficit	(20,850,862)	(25,690,780)
Total liabilities and Total Deficit	41,549,857	32,579,350

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Operations

(in US $, except share count)

	For the three months ended September 30,		For the six months ended September 30,
Particulars	2025	2024	2025	2024
Revenue	13,679,267	11,874,098	24,544,813	20,805,615
Costs and expenses:
Cost of services	6,057,579	5,217,621	10,527,032	10,645,061
Research and development	148,529	1,496,600	230,063	3,286,142
Sales and marketing	6,252,328	8,076,959	12,384,339	13,879,257
General and administrative	3,806,800	20,430,960	6,384,698	46,257,148
Depreciation and amortization	750,207	193,372	875,206	673,721
Total costs and expenses	17,015,443	35,415,512	30,401,338	74,741,329
Loss from operations	(3,336,176)	(23,541,414)	(5,856,525)	(53,935,714)
Interest expense (net)	(1,249,540)	(626,834)	(2,190,859)	(1,448,520)
Fair value gains/(losses) in financial instruments carried at fair value	1,067,732	(1,096,949)	556,194	(18,249,009)
Other income (net)	1,353,929	3,252,528	1,306,007	3,274,880
Total other income/(expense)	1,172,121	1,528,745	(328,658)	(16,422,649)

Loss before income taxes and equity-method investment activity	(2,164,055)	(22,012,669)	(6,185,183)	(70,358,363)
Equity method investment activity, net
(Loss)/Income before income tax expense	(2,164,055)	(22,012,669)	(6,185,183)	(70,358,363)
Less: income tax (benefit)/expense	10,826	(181,264)	90,805	(74,614)
Income tax expense	15,640	4,214	50,589	17,147
Deferred tax expense	(4,814)	(185,478)	40,216	(91,761)
Net (loss)/income before non-controlling interest	(2,174,881)	(21,831,405)	(6,275,988)	(70,283,749)
Net loss attributable to non-controlling interest, net of tax	(66,777)	(21,366)	(162,114)	(66,685)
Net Loss attributable to Ordinary shareholders	(2,108,104)	(21,810,039)	(6,113,874)	(70,217,064)
Net loss per share attributable to Ordinary shareholders
Basic and diluted	(0.03)	(0.32)	(0.08)	(1.03)
Weighted-average number of shares used in computing net loss per share	75,671,838	68,440,829	75,671,838	68,440,829

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Cash Flow

(in US $, except share count)

	For the period ended September 30,
Particulars	2025	2024

Cash flows from operating activities
Net loss per share attributable to Ordinary shareholders	(6,113,874)	(70,217,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	875,206	673,721
Stock based compensation	133,734	46,977,256
Deferred income taxes	(1,263)	(223,516)
Unrealised foreign exchange loss/(profit)	(62,074)	101,374
Fair value losses/(profits) in financial instruments carried at fair value	(556,194)	18,249,009
Expected credit loss (net of reversal)	25,572	(112,451)
Balances written off/(back)	(1,331,258)	(3,200,441)
Net loss attributable to non-controlling interest, net of tax	(162,114)	(66,685)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Inventories	(11,340)	(20,836)
Income taxes, net	-	-
Accounts receivables, net	417,176	380,405
Prepayments and other assets	(6,073,975)	2,018,036
Accounts payable and accrued expenses	3,107,115	(1,554,615)
Other liabilities	754,275	(4,255,358)
Net cash used in operating activities	(8,999,014)	(11,251,165)

Cash flows from investing activities
Purchase of property and equipment, intangible assets and goodwill	(355,635)	39,443
Proceeds from sale of mutual fund	-	193,606
Investment in mutual funds and bonds	(28,213)	-
Proceeds from forward purchase agreement	-	1,000,000
Net cash used in investing activities	(383,848)	1,233,049

Cash flows from financing activities
Proceeds from issue of ordinary shares	3,694,459	-
Proceeds from issue of ordinary shares of subsidiary to the Non-controlling interest	5,778,944
Net proceeds/(payments) from long term borrowings	(47,093)	-
Net proceeds/(payments) from short-term borrowings	(894,769)	4,460,327
Net cash generated from financing activities	8,531,541	4,460,327
Effect of exchange rate changes on cash and cash equivalents	62,972	2,368
Net (decrease)/increase in cash and cash equivalents (including restricted cash)	(788,349)	(5,555,421)
Cash acquired in business combination	928,074	-
Cash and cash equivalents at the beginning of the period (including restricted cash)	5,053,654	11,565,088
Cash and cash equivalents at the end of the period (including restricted cash)	5,193,379	6,009,667

Reconciliation of cash and cash equivalents
Cash and cash equivalents	4,973,633	5,992,238
Restricted cash	219,746	17,429
Total cash and cash equivalents	5,193,379	6,009,667

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	1,707,711	885,011
Non-cash investing and financing activities
Consideration payable in connection with acquisitions	488,000	488,000
Interest accrued on borrowings	2,652,119	317,597

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in US $, except share count)

	For the three months ended September 30,		For the six months ended September 30,
	2025	2024	2025	2024
Net (loss)/income	(2,108,104)	(21,810,039)	(6,113,874)	(70,217,064)
Net loss per share attributable to Roadzen Inc. common stockholders	(2,108,104)	(21,810,039)	(6,113,874)	(70,217,064)
Basic and diluted	(0.03)	(0.32)	(0.08)	(1.03)
Weighted-average number of shares outstanding used to compute net loss per share attributable to Roadzen Inc. common stockholders	75,671,838	68,440,829	75,671,838	68,440,829
Other comprehensive income, net of tax:
Changes in foreign currency translation reserve	(90,372)	95,693	(548,443)	(192,572)
Less: changes in foreign currency translation reserve attributable to non-controlling interest	113,189	1,913	116,183	(1,754)
Other comprehensive income (loss) attributable to Ordinary shareholders	(203,561)	93,780	(664,626)	(190,818)
Total comprehensive loss attributable to Ordinary shareholders	(2,311,665)	(21,716,259)	(6,778,500)	(70,407,882)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ deficit

(in US $, except share count)

	Shareholders’ Equity/(Deficit)
	Convertible preferred stock		Ordinary shares and additional paid in capital		Accumulated	Debenture Redemption	Stock based	Accumulated other comprehensive	Total shareholders’
Particulars	Shares	Amount	Shares	Amount	deficit	Reserve	compensation	loss	deficit
Balance as of April 1, 2024	—	—	68,440,829	84,974,378	(151,008,419)	257,571	56,303,135	(600,501)	(10,073,836)
Movement attributable to stock based Compensation Reserve							26,230,989		26,230,989
Net profit attributable to ordinary shareholders	—	—	—	—	(48,407,025)	—	—	—	(48,407,025)
Other comprehensive income	—	—	—	—	—	—	—	(284,598)	(284,598)
Balance as of June 30, 2024	—	—	68,440,829	84,974,378	(199,415,444)	257,571	82,534,124	(885,099)	(32,534,470)
Movement attributable to stock based Compensation Reserve							20,746,267		20,746,267
Net profit attributable to ordinary shareholders	—	—	—	—	(21,810,039)	—	—	—	(21,810,039)
Other comprehensive income	—	—	—	—	—	—	—	(190,818)	(190,818)
Balance as of September 30, 2024	—	—	68,440,829	84,974,378	(221,225,483)	257,571	103,280,391	(1,075,917)	(33,789,060)

Balance as of April 1, 2025	—	—	74,290,986	95,501,291	(223,826,442)	205,162	103,514,951	(468,859)	(25,073,897)
Issuance of Ordinary share during the period through PIPE	—	—		1,386,959	—	—	—	—	1,386,959
Net profit attributable to Ordinary shareholders	—	—	—	—	(4,005,770)	—	—	—	(4,005,770)
Other comprehensive income	—	—		—	—	—	—	(461,065)	(461,065)
Movement attributable to stock based Compensation Reserve	—	—	—	—	—	—	71,353	—	71,353
Balance as of June 30, 2025	—	—	74,290,986	96,888,250	(227,832,212)	205,162	103,586,304	(929,924)	(28,082,420)
Issuance of Ordinary share during the period through PIPE	—	—		250,000	—	—	—	—	250,000
Net profit attributable to Ordinary shareholders	—	—	—	—	(2,108,104)	—	—	—	(2,108,104)
Other comprehensive income	—	—	—	—	—	—	—	(203,561)	(203,561)
Movement attributable to stock based Compensation Reserve	—	—	—	—	—	—	62,381	—	62,381
Issuance of ordinary shares	—	—	1,730,769	2,057,500	—	—	—	—	2,057,500
Balance as of September 30, 2025	—	—	76,021,755	99,195,750	(229,940,316)	205,162	103,648,685	(1,136,479)	(28,024,204)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Notes to the condensed consolidated financial statements (Unaudited)

(in US$, except per share count)

1. Reorganization and description of business

Roadzen Inc., a British Virgin Islands business company (the “Parent Company”, formerly known as Vahanna Tech Edge Acquisition I Corp; and sometimes referred to in this filing as “Vahanna”) has subsidiaries located in India, the United States and the United Kingdom. The Company is a leading Insurtech platform and provides solutions in relation to insurance products, including distribution, pre-inspection assistance, telematics, claims submission and administration, and roadside assistance. The consolidated financial statements include the accounts of Roadzen Inc. and its subsidiaries (collectively, “Roadzen,” the “Company,” “we” or “us”).

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

In connection with the consummation of the Business Combination, Vahanna changed its name to “Roadzen Inc.”. Beginning on September 21, 2023, the Company’s ordinary shares, par value $0.0001 per share (“Ordinary Shares”) and Public Warrants (as defined in Note 16 below) trade on the Nasdaq Global Market and Nasdaq Capital Market under the ticker symbol “RDZN” and “RDZNW” respectively.

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

The Company has experienced operating losses in current and preceding periods. As of September 30, 2025 and 2024, the Company also has negative operating cash flows and negative working capital position. These events among others, raise substantial doubt over the Company’s ability to continue as a going concern for a reasonable period of time. The Company expects to have ongoing requirements for capital investment to implement its business plans to achieve revenue growth forecast, control operating costs, and meet cash flow requirements. The Company’s ability to continue as a going concern is dependent upon, among other things, the Company’s mitigation plan to (i) raise additional funds from existing or new credit facilities (ii) receive funds by raising additional share capital and/or (iii) re-structure existing liabilities.

The Company has undertaken multiple initiatives to achieve these goals, including agreeing to convert certain liabilities into equity and working to restructure and convert other current liabilities into equity or long-term notes, including the recent announcement of the agreement in principle to extend its senior secured facility into long-term debt. The Company has also filed a shelf registration statement on Form S-3 with the SEC, under which it sold equity through a number of separate transactions, raising gross proceeds of $2,875,000 in December 2024, $5,000,175 in January 2025, $5,500,000 through two transactions in July 2025, and $8,500,000 in October 2025, and is pursuing potential financing opportunities. The Company’s plans may change as a result of many factors currently unknown.

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

Accounts receivable from contracts with customers are recorded at the invoiced amounts. The Company recognizes an allowance for credit losses in accordance with Accounting Standards Codification (“ASC”) 326 using the Current Expected Credit Loss (CECL) model. The allowance reflects management’s estimate of lifetime expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts.

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

The Company accounts for leases in accordance with Accounting Standards Codification 842, “Leases” (“ASC 842”). The Company elected the “package of practical expedients,” which permits us not to reassess under ASC 842 our prior conclusions about lease identification, lease classification and initial direct costs. The Company made a policy election not to separate non-lease components from lease components, therefore, the Company accounts for lease and non-lease components as a single lease component. The Company also elected the short-term lease recognition exemption for all leases that qualify.

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

The Company accounts for an acquisition as a business combination if the assets acquired and liabilities assumed in the transaction constitute a business in accordance with ASC Topic 805 “Business Combinations.” Such acquisitions are accounted using the acquisition method i.e., by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Where the set of assets acquired and liabilities assumed do not constitute a business, it is accounted for as an asset acquisition where the individual assets and liabilities are recorded at their respective relative fair values corresponding to the consideration transferred.

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

The Company’s consolidated financial statements are reported in U.S. Dollars (“$” or “USD”), the Parent Company’s functional currency. The functional currency for the Company’s subsidiaries in India, is the Indian Rupee (“INR”), the functional currency of the Company’s subsidiary in the United Kingdom is the British Pound Sterling (“GBP”). The translation of the functional currency of the Company’s subsidiaries into USD is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using an average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments (“CTA”) under other comprehensive income/loss, or under accumulated other comprehensive income/loss as a separate component of equity.

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

t)	Public and Private Placement Warrants

Each whole Public Warrant and Private Placement Warrant (as such term is defined in Note 16 below) entitles the holder to purchase one Ordinary Share of the Company.

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

See Note 16 for further information regarding the fair value of the Public and Private Warrants.

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

Distribution fee from underwriting and pricing:

The Company enters into contracts with insurance companies for the purpose of underwriting insurance products for the automotive segment, including its pricing, on behalf of insurers. The risk of underwriting the insurance contract is covered by the insurer and thus the Company is considered as an agent for the purpose of recognizing revenue. The Company’s performance obligation under these contracts is to underwrite and price the policies.

The Company generates underwriting fees termed as managing general agent (“MGA”) fees. The underwriting fees are determined as a percentage of net insurance premiums payable to the insurer (net of all commissions, royalties, and administration fees). Revenue from underwriting and pricing is recognized upfront based on the point in time i.e., at the time the policy is issued to the customer.

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

Administration fee from insurance support and service plan administration:

The Company enters into contracts with insurance companies to provide insurance support services which includes premium collection, policy administration, claims handling and processing, customer service, updating customer files, etc., to provide better customer experience for the policyholders/subscribers. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and process claims, and control of these services are transferred to customers/insurance companies. The Company’s obligation to manage and process claims under insurance support services can range from one to seven years. The Company receives administration fees from its customers at inception of the contract prior to completion of transferring the services to the customer.

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

The Company enters into contracts with Original Equipment Manufacturers (“OEMs”) primarily to administer the service plans/extended warranty programs launched by OEMs. The Company’s performance obligation under these contracts is to administer these programs. The Company acts on behalf of the OEMs and is accordingly considered as an agent for the purpose of recognizing revenue, as the primary obligation to fulfill the service/extended warranty programs belongs to the OEMs. The administration fees received from the provision of service plan administration is recorded ratably over the tenure of contract which usually ranges from one to seven years.

y)	Expenses

Below is a brief description of the components of the Company’s expenses:

i.	Cost of services

The cost of services for the Company’s distribution business includes employee-related expenses directly involved in generating and servicing revenue and other direct expenses related to facilities.

For the Company’s IaaS platform-based services cost of revenue primarily consists of direct costs incurred for delivering the services to customers and the cost of onsite engineering support for roadside assistance, employee related expenses, risk assessment expenses and other direct expenses. Amounts incurred towards vendors/suppliers for inspections and roadside assistance also form part of direct cost. Cost of services also includes cost of telematics devices sold through different subscription or upfront sale models.

Cost of services are recognized as they are incurred.

ii.	Sales, marketing and business development expense

Sales expenses include costs related to brokerage income which is derived from sale of insurance policies such as broker expenses, cost of sales, promotion expense, and travel and entertainment expenses. Broker expense is the compensation paid to our channel partners when an insurance policy is written through a broker relationship. This function also includes expenses incurred directly or indirectly for selling and marketing a product or service and costs spent on/by personnel employed under the sales or marketing departments, as well as share-based compensation expenses. These expenses also include marketing efforts made by the Company to expand its market reach for distributing insurance policies. The expenses include advertisements through different mediums to reach end-customers of insurance companies to enhance awareness and educate end-customers.

iii.	General and administrative expenses

General and administrative expenses include personnel costs for corporate, finance, legal and other support staff, including bonus and share-based compensation expenses, professional fees, allowance for doubtful accounts and other corporate expenses.

iv.	Research and development expense

Research and development expense consists of personnel costs incurred by the technology development team, subscription costs and other costs associated with ongoing improvements to, and maintenance of, internally developed software, as well as share based compensation expenses and allocation of certain corporate costs.

z)	Recently issued accounting pronouncements and not yet adopted

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, the Company will not be subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of the Company’s financial statements to those of other public companies more difficult.

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

3. Cash, cash equivalents and restricted cash

	As of September 30, 2025	As of March 31, 2025
Balances with banks
In current accounts	4,964,555	4,829,632
Cash in hand	9,078	6,944
	4,973,633	4,836,576

Restricted cash and cash equivalents (non - current)	219,746	217,064

4. Accounts receivables, net

	As of September 30, 2025	As of March 31, 2025
Accounts receivable	3,464,106	3,216,711
Less: allowance for credit losses	(815,621)	(591,326)
Accounts receivable, net	2,648,485	2,625,385

The following table provides details of the Company’s allowance for credit accounts:

Balance, beginning of period	591,326	345,211
Additions charged	198,749	259,293
Existing allowance in acquired entities	-	-
Effect of exchange rate changes	25,546	(13,178)
Balance, end of period	815,621	591,326

5. Prepayments and other current assets

	As of September 30, 2025	As of March 31, 2025

Balance with statutory authorities	2,657,786	1,496,055
Unbilled revenue	11,073,061	6,201,942
Advances given (net of doubtful advances of $1,985,115 as of September 30, 2025 and $2,238,531 as of March 31, 2025).	2,901,881	1,555,929
Other receivables (net of doubtful receivables of $2,800,000 as of September 30, 2025 and March 31, 2025)	53,158	-
Prepayments	374,115	1,100,063
Forward purchase agreement	8,628,301	8,628,301
Deposits	222,139	110,305
Interest Accrued	3,061	-
	25,913,502	19,092,595

i) Advances given include:

a) $2,358,139 and $1,135,108 of advances to suppliers as of September 30, 2025 and March 31, 2025, respectively.

b) $194,916 and $128,654 of advances to employees as of September 30, 2025 and March 31, 2025, respectively. Advances to employees include related party balances of $76,808 and $71,382 as of September 30, 2025 and March 31, 2025, respectively.

c) $1,953,556 in advances were extended to Peoplebay Consultancy Services Private Limited, FA Events & Media Private Limited, and FA Premium Insurance Private Limited. However, due to a loss of control over these entities during the previous year, the Company is doubtful on the recovery of these advances and has consequently created a provision.

d) $101,360 in advances were extended to Viansh Insurance Brokers Private Limited towards a Business Purchase Agreement entered by one of the Company’s Indian subsidiary Good Insurance Brokers Pvt Ltd.

ii) Forward purchase agreement

On August 25, 2023, the company entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Seller”) (the “Forward Purchase Agreement” or “FPA”) for OTC Equity Prepaid Forward Transactions.

The FPA represents the recognition of the cash payments to the Seller of $41.2 million (including prepayment of $41.15 million and the reimbursable transaction cost of $0.05 million) and the FPA with regard to 3,138,628 shares (the “Recycled Shares”) and 702,255 shares (the “FPA Subscription Shares”). The fair value of the FPA receivable is comprised of the Prepayment Amount (as defined in the FPA, $41.2 million) and is reduced by the economics of the downside provided to the Sellers ($32.6 million) and the estimated consideration payment at the Cash Settlement Payment Date ($8.6 million). During the year ended March 31, 2025, an additional $1 million was received from the Seller, bringing the total cash receipts to $4.8 million.

A contractual dispute arose between the Company and the Seller, regarding alleged breaches of the terms of the FPA. In April 2025, the Company initiated legal proceedings against the Seller in Florida, citing that despite negotiated safeguards, Meteora sold shares without honoring its payment obligations or providing the required notices under the FPA. The Seller subsequently filed a counterclaim, alleging breach of contract by the Company on the grounds of non-registration of the FPA Subscription Shares. In September 2025, the Company filed a new, expanded lawsuit in the U.S. District Court for the Southern District of New York alleging securities fraud and violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, and in October 2025 voluntarily withdrew its original Florida complaint to include it with the New York action to consolidate cases. The dispute includes disagreement over the number of outstanding shares with the Seller as reported by the Company versus those disclosed in the Seller’s filing of Schedule 13G/A with the Securities Exchange Commission, and the termination date of the FPA.

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

7. Property and equipment, net

The components of property and equipment, net were as follows:

	As of September 30, 2025	As of March 31, 2025
Computers	548,113	477,765
Office equipment	495,024	222,467
Motor Vehicle and other equipment	272,470	233,560
Furniture & fixtures	59,375	267,767
Electrical equipment	30,592	30,811
Leasehold improvements	30,449	31,192
Total	1,436,023	1,263,562
Less: Accumulated depreciation	(844,242)	(660,639)
Property and equipment, net	591,781	602,923

For the quarter ended September 30, 2025, the Company capitalized property and equipment amounting to $31,790 (cumulative translation adjustment (CTA) impact of $(5,568)). For the year ended March 31, 2025, the disposals amounted to $44,547 (capitalization of $424,910, transfers of $61,209, and cumulative translation adjustment (CTA) impact of $(1,218)).

The Company capitalized assets totaling $25,657 for the period ended September 30, 2025, and disposed of assets totaling $182,739 (net of additions of $37,321) during the year ended March 31, 2025, primarily related to computer equipment.

Depreciation expense on property and equipment amounted to $32,010 and $142,027 for the periods ended September 30, 2025 and March 31, 2025, respectively, of which $7,368 and $62,130 related to computers.

8. Intangible assets, net

	As of September 30, 2025	As of March 31, 2025
Software for internal use	9,535,777	8,281,900
Customer contracts	1,235,393	1,163,052
Intangible assets under development	1,309,228	712,964
Intellectual property	151,988	150,662
Trademark	15,290	53
Total	12,247,676	10,308,631
Less: accumulated depreciation and amortization	(9,565,782)	(9,021,736)
Less: impairment loss	(43,646)	(43,642)
Intangible assets, net	2,638,248	1,243,253

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

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For Year Ended September 30, 2025:	Amount
2026	641,337
2027	588,040
2028 and thereafter	485,807

9. Other long-term assets

	As of September 30, 2025	As of March 31, 2025
Deposits	12,143	12,657
Advances	132,500	103,312
Interest accrued	-	5,003
	144,643	120,972

10. Accounts payable and accrued expenses

	As of September 30, 2025	As of March 31, 2025
Accounts payable	14,612,574	17,484,895
Accrued expenses	14,698,862	8,599,752
Amounts due to employees	943,903	780,695
Due to insurer	2,982,273	3,388,668
	33,237,612	30,254,010

1)	Accounts Payable includes related to the cost of services, operating expenses and SPAC Payable amounting to $1,084,488, $6,544,107 and $6,983,979 as of September 30, 2025, and $1,084,594, $8,024,048 and $8,376,253 as of March 31, 2025, respectively.

2)	Accrued Expenses comprise related to the cost of services, operating expenses, interest due but not paid and related party balances totaling $3,294,260, $6,554,233, $2,652,119 and $410,000 as of September 30, 2025, and $1,478,125, $4,897,994, $2,123,633 and $100,000 as of March 31, 2025, respectively.

3)	Amounts Due to Employees, comprising salary and reimbursement payables, include related party balances of $38,720 and $74,062 as of September 30, 2025 and March 31, 2025, respectively.

4)	Sum due to insurer represents the net amounts of premium due to insurer based on the respective contract with each insurer. The net amount due is equal to the gross written premium less the Company’s commission for policies that have reached their effective date. Sum due to insurer is $2,982,273 as of September 30, 2025, which represents funds from the insurer to meet working capital requirements/contingencies arising out of claim settlement.

11. Other current liabilities

Other current liabilities consist of the following:

	As of September 30, 2025	As of March 31, 2025
Statutory liabilities	1,007,841	535,493
Deferred revenue	709,462	893,822
Advances from customers	884,679	86,653

Retirement benefits	32,724	25,464
Convertible Promissory Note	-	-
Other payables	585,125	561,034
	3,219,831	2,102,466

Other Payables include consideration of $488,000 payable on acquisition of National Automobile Club as of September 30, 2025 and as of March 31, 2025.

12. Derivative warrant liabilities

Fair valuation of warrants issued to lenders as a part of a senior secured note agreement entered into between Roadzen (DE) and Mizuho Securities USA LLC (“Mizuho”) on June 30, 2023 as administrative agent amounting to $1,489,818. Each warrant grants the holder the right to purchase one Ordinary Share of the Company at an exercise price of $0.001 with a cashless settlement option where the difference between the exercise price and the market price would be paid to the warrant holder in the form of Ordinary Shares. Since the Company has warrants traded under the symbol RDZNW, the market price method was used to compute the fair market value on the reporting date. The warrants issued are recognized as derivative liabilities and were initially measured using the Black-Scholes model and are subsequently remeasured at each reporting period with changes recorded in the consolidated statements of operation. On May 14, 2024, as required by the terms of the senior secured notes agreement, the Company issued to Mizuho a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.001 per share.

The assumptions used in calculating estimated fair value of the warrant due as of September 30, 2025 is as follows:

Closing price	$0.86
Risk Free rate	4.15%
Dividend Yield	0%
Volatility	168.41%
Expected Life of the option	2 years

Pursuant to the terms of a securities purchase agreement entered into on March 28, 2024 among the Company, Ms. Supurna VedBrat and Krishnan-Shah Family Partners, LP (the “March 2024 SPA”), the Company issued on April 22, 2024 warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP, warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat on June 20, 2024, and warrants to purchase an additional 50,000 Ordinary Shares to Ms. VedBrat on October 27, 2024 (such warrants collectively the “March 2024 SPA Warrants”). Each March 2024 SPA Warrant will be exercisable at any time during the period commencing on March 28, 2025 (or earlier under certain circumstances described in the March 2024 SPA Warrants) (as applicable, the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of the Company, if earlier). The exercise price of the March 2024 SPA Warrants is equal to 80% of the lower of (i) the volume weighted average price (the “VWAP”) of the Ordinary Shares, as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding pursuant to the March 2024 SPA, (ii) the opening price of any public offering of straight equity securities of the Company occurring within six months after the issue date of the March 2024 SPA Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. Ms. VedBrat is a director of the Company. Ajay Shah, another director of the Company, and his wife, are trustees of the general partner of the Krishnan-Shah Family Partners, LP. The fair value of the warrants issued to Supurna VedBrat and Krishnan-Shah Family Partners, LP amounts to $132,000.

The assumptions used in calculating estimated fair value of warrants due as of September 30, 2025 is as follows:

Closing price	$0.72
Risk Free rate	4.15%
Volatility	168.41%
Expected Life of the option	3 years

13. Borrowings

A.	Long-term borrowings consist of the following:

	As of September 30, 2025	As of March 31, 2025
Loans from banks (note a)	182,232	167,177
Secured debentures (note b)	1,656,448	1,718,596
Convertible debenture (note c)	1,140,753	1,158,446
Less: current portion of long-term borrowings	(2,831,559)	(2,904,444)
	147,874	139,775

a)	Loan from banks:

Particulars	Interest Rate	Maturity date	Amount outstanding
Long-term borrowings from banks	9.00%	1-May-29	21,978
Long-term borrowings from banks	8.85%	1-Oct-29	14,272
Long-term borrowings from banks	8.85%	5-Jan-30	16,267
Long-term borrowings from banks	8.85%	5-Jan-30	16,267
Long-term borrowings from banks	8.85%	5-May-30	36,976
Long-term borrowings from banks	8.75%	10-Aug-30	91,636
			197,396

The above loans are vehicle loans and secured by way of hypothecation against the vehicle for which each loan is granted.

b)	Secured debentures:

Particulars	Interest Rate	Maturity date (as amended)	Amount outstanding
N1 Series Debentures	19.50%	31-Mar-25	432,398
N2 Series Debenture	19.50%	31-Mar-25	244,877
N3 Series Debentures	19.25%	31-Mar-25	306,378
N4 Series Debentures	20.00	31-Mar-25	672,796
			1,656,448

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

The Company has not honored the repayment of the above debentures as on the amended date but has obtained an extension from the lender up to November 30, 2025. In October 2025, the Company started new negotiations to settle the principal, accrued interest and late payment charges for cash and equity in the Company’s Indian subsidiary, Roadzen Technologies Pvt., Ltd.

c)	Convertible debenture

During the period ended September 30, 2025, the Company had outstanding $1.10 million (net of fair valuation) unsecured convertible debentures to different parties which have a maturity date of December 15, 2025. The instruments carry an interest rate of 13% per annum, unless otherwise specified, as below.

Redemption/Conversion

On Maturity

If any amount of principal or interest under the notes remain outstanding on the maturity date, the Company shall repay the principal together with payment of accrued interest.

Optional Conversion

The unpaid principal amount of this debenture (together with all accrued but unpaid interest thereon) shall be convertible, in whole or in part, at the option of the holder at any time prior to the payment in full of the principal amount of this debenture, into such number of Ordinary Shares as is determined by dividing the principal amount of the debenture so converted (together with all accrued but unpaid interest thereon) by the conversion price of $8.50, determined by the greater of (i) the volume-weighted average price of RDZN for the thirty (30) trading day period immediately preceding December 15, 2024 and (ii) 85% of the Conversion Price (as defined in the debenture) then in effect, resulting in an optional conversion into 150,995 Ordinary Shares.

Mandatory Conversion by Company

If at any time after the original issuance date, of the closing price of the Ordinary Shares of the Company for any 20 trading days within a consecutive 30 trading day-period exceeding 130% of the then-applicable Conversion Price, then the Company shall thereafter have the right, at any time upon written notice to the holder, to convert the unpaid principal amount of the debenture (together with all accrued but unpaid interest thereon) into such number of shares of fully paid and non-assessable shares of Ordinary Shares as is determined by dividing the principal amount of the debenture (together with all accrued but unpaid interest thereon) by the Conversion Price.

Warrants Entitlement

The Company has agreed to issue the warrants to the debenture holder within 90 days of the closing of the securities purchase agreement. The warrants shall be equivalent to 10% of the original principal balance of the notes. The exercise price of the warrants shall be eight dollars and fifty cents ($8.50) per warrant and shall expire five (5) years after issuance.

The assumptions used in calculating estimated fair value of warrants due as of September 30, 2025 are as follows:

Risk free rate	4.15%
Volatility	168.41%
Annual Interest rate	13%
Conversion Price	$10

d. As of September 30, 2025, the aggregate maturities of long-term borrowings are as follows:

Period ending September 30, 2026	2,831,559
Period ending September 30, 2027	36,863
Period ending September 30, 2028	40,322
Period ending September 30, 2029 onwards	71,791
2,980,535

B.	Short-term borrowings

	As of September 30, 2025	As of March 31, 2025
Loans from banks (note a)	282,335	263,846
Loans from related parties	237,248	115,086
Loans from others (note b)	19,675,266	19,486,713
	20,194,849	19,865,645

a)	Loans from banks and others

Particulars	Weighted average borrowing rate
Short-term borrowings from banks and others	15.63%

b)	Loans from others

1.	During the quarter ended June 30, 2023, Roadzen (DE) entered into a $7.5 million senior secured notes agreement with Mizuho as a lender and administrative agent, which originally had a maturity date of June 30, 2024. On May 14, 2024, as required by the terms of the senior secured notes agreement, the Company issued to the lender, a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.001 per share. On July 26, 2024, the Company entered into Amendment No. 1 to the senior secured notes, providing for an additional $4 million in principal amount to a total of $11.5 million, and an extension of the maturity date to December 31, 2025. Terms of the notes are otherwise the same as the original notes issued in June 2023, including an interest rate of 15% per annum, and did not require any additional warrants.

2.	As the accounting acquirer Roadzen (DE) has assumed promissory note amounting to $2.7 million at a discount of 10% which was obtained to finance transaction costs in connection with the Business Combination. The promissory note is not convertible and interest of 20% per annum and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. The Company has not honored repayment of the promissory note on its due date.

Additionally, Roadzen (DE) also assumed a convertible promissory note amounting to $1.03 million which was obtained to finance transaction costs in connection with the Business Combination. The convertible promissory note is a non –interest-bearing instrument and payable upon the consummation of the Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the holder’s discretion. The warrants would be identical to the private placement warrants described in note 16. The Company has not honored repayment of the promissory note on its due date.

3.	During the quarter ended March 31, 2024 and September 30, 2024 the Company issued $1.0 million and $0.5 million notes at an interest rate of 17.5% and maturing on the sixth month anniversary of each note’s funding, although failure to pay the principal and accrued interest by that date does not constitute an event of default, increasing two percentage points each month thereafter to a maximum of 29.5%.

4.	During the year ended March 31, 2023, Roadzen Technologies Private Limited (“RZT”) secured loan facilities from Cambridge Innovations Private Limited amounting to $0.27 million bearing an interest rate of 8% annually, repayable within 22 months from the issuance date. The Company has obtained an extension of repayment by December 9, 2025 with the option to convert into equity in case the Company failed to repay within the originally agreed time. Subsequent to the reporting date, on October 7, 2025, the Company has converted the principal due and all accrued interest into equity capital of RZT.

5.	On March 31, 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Junior Investor”) under which the Company agreed to issue and sell, in a registered public offering, junior convertible notes for up to an aggregate principal amount of $2,300,000 (the “Junior Notes”) that may be convertible into the Company’s Ordinary Shares. The Junior Notes were sold for a gross purchase price of $2,000,000 before fees and other expenses. On April 1, 2025, the Company completed the sale of the Junior Notes to the Junior Investor and issued the Junior Notes. The Junior Notes will mature one year from the date of issuance and will bear interest at a rate of 16% per annum (increasing to 18% per annum upon the occurrence and during the continuation of an event of default). 25% of the principal amount of the Junior Notes (less any amount previously converted by the holders), together with accrued but unpaid interest, is payable quarterly, commencing three months after the date of issuance.

The Junior Notes had an initial conversion price of $2.00, which was subsequently reduced to $1.40, and will be convertible at any time, in whole or in part and subject to certain beneficial ownership limitations, at the election of the holders, subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar event. The Company may redeem all or any portion of outstanding Junior Notes at any time upon at least five trading days’ written notice by paying an amount equal to the principal amount of the Junior Notes being redeemed, together with interest accrued on such principal amount through the date of redemption, and additional interest that would accrue on such principal amount through the maturity date.

The assumptions used in calculating estimated fair value of the notes due as of September 30, 2025 is as follows:

Risk free rate	4.15%
Volatility	168.41%
Annual Interest Rate	16%
Conversion Price	$1.40

6.	On April 10, 2025, National Automobile Club (“NAC”) entered into an agreement with Libertas Funding, LLC (“Purchaser”) to sell a portion of its future receipts. NAC agreed to sell $774,000 of future receipts to the Purchaser for the purchase price of $588,000, net of origination fee.

7.	On August 7, 2025, National Automobile Club, Inc. (“NAC”), entered into a Junior Business Loan and Security Agreement with Agile Lending, LLC, for a principal amount of USD 1.575 million. The loan is secured by a continuing security interest in NAC’s assets, including its accounts, equipment, inventory, general intangibles, and deposit accounts, together with all proceeds thereof, as defined in the agreement. The loan carries an effective payment multiplier of 1.42, inclusive of all interest and fees, is repayable in weekly installments in accordance with the Loan Amortization Schedule, and matures 30 weeks from the effective date, on March 6, 2026.

14. Other long-term liabilities

	As of September 30, 2025	As of March 31, 2025
Retirement benefits	296,843	269,767
Deferred tax liability	40,424	41,687
Deferred revenue	214,550	255,197
	551,817	566,651

15. Ordinary Shares

As of September 30, 2025, the Company was authorized to issue 220,000,000 Ordinary Shares, $0.0001 par value.

The holders of Ordinary Shares are entitled to receive dividends as declared from time to time and are entitled to one vote per share at meetings of the Company. In the event of liquidation, the holders of Ordinary Shares are eligible to receive an equal share in the distribution of the surplus assets of the Company based on their percent of ownership.

As of September 30, 2025, and March 31, 2025, the Company’s Ordinary Shares outstanding were 77,331,322 and 74,290,986, respectively.

The following table summarizes the Company’s Ordinary Shares reserved for future issuance on an as-converted basis:

	As of September 30, 2025	As of March 31, 2025
Remaining shares available for future issuance under the Company’s equity incentive plan	9,714,986	9,714,986
Warrants	21,768,972	21,618,972

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

As of September 30, 2025, there were 10,004,994 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. Each whole warrant entitles the registered holder to purchase one Ordinary Share at a price of $11.50 per share. The Public Warrants became exercisable as of October 20, 2023. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

As of September 30, 2025, there were 9,152,087 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Ordinary Shares issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or saleable until after 30 days after the completion of the Business Combination, subject to certain limited exceptions.

Pursuant to the terms of a securities purchase agreement entered into on March 28, 2024 among the Company, Ms. Supurna VedBrat and Krishnan-Shah Family Partners, LP (the “March 2024 SPA”), the Company issued on April 22, 2024 warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP, warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat on June 20, 2024, and warrants to purchase an additional 50,000 Ordinary Shares to Ms. VedBrat on October 27, 2024 (such warrants collectively the “March 2024 SPA Warrants”). Each “March 2024 SPA” Warrant will be exercisable at any time during the period commencing on March 28, 2025 (or earlier under certain circumstances described in the March 2024 SPA Warrants) (as applicable, the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of the Company, if earlier). The exercise price of the March 2024 SPA Warrants is equal to 80% of the lower of (i) the volume weighted average price (the “VWAP”) of the Ordinary Shares, as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding pursuant to the March 2024 SPA, (ii) the opening price of any public offering of straight equity securities of the Company occurring within six months after the issue date of the March 2024 SPA Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. Ms. VedBrat is a director of the Company. Ajay Shah, another director of the Company, and his wife, are trustees of the general partner of the Krishnan-Shah Family Partners, LP.

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

As of September 30, 2025, there were 150,000 March 2024 SPA Warrants, 1,432,517 Mizuho Warrants, 115,000 Dec ThinkEquity Warrant Shares and 111,115 Jan ThinkEquity Warrants Shares outstanding.

17. Revenue

The following table summarizes revenue by the Company’s service offerings:

	For the three months ended September 31, 2025	For the three months ended September 31, 2024	For the six months ended September 31, 2025	For the six months ended September 31, 2024
Revenue from services
Commission and Distribution Income	5,856,240	5,917,433	11,584,456	9,000,085
Income from Insurance as a Service	7,823,027	5,956,665	12,960,357	11,805,530
	13,679,267	11,874,098	24,544,813	20,805,615

There were three customers that individually represented 19%, 10% and 10% of the Company’s revenue for the period ended September 30, 2025 and one customer individually represented 22% of the Company’s accounts receivable balance as of September 30, 2025.

There were three customers that individually represented 14%, 13% and 10% of the Company’s revenue for the period ended March 31, 2025 and one customer individually represented 23% of the Company’s accounts receivable balance as of March 31, 2025.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	As of September 30, 2025	As of March 31, 2025
Contract liabilities
Deferred revenue	924,012	1,149,019
Total contract liabilities	924,012	1,149,019
Contract assets
Unbilled revenue	11,073,061	6,201,942
Total contract assets	11,073,061	6,201,942

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

18. Business Combination

Roadzen (DE) entered into a joint venture with WI Harper VIII LLP and Shangrao Langtai Daokang Information Technology Co. Ltd. in July 2017, whereby Roadzen (DE) invested $2,500,030 in exchange for a 34.5% equity stake in Daokang. As the Company could not previously obtain reliable, adequate financial information, Daokang was fully impaired as of March 31, 2025.

During the quarter ending September 30, 2025, and effective April 1, 2025, Roadzen (BVI) and the other shareholders and directors of Daokang agreed to reaffirm Roadzen’s board, governance and management control, including one additional tiebreaking vote in the event of a deadlock, and sole authority to designate Daokang’s Chief Executive Officer who reports directly to the chairman of the board representing Roadzen, Inc. As a result, the Company received the required financial information from Daokang, thereby enabling it to consolidate Daokang’s financial results in the Company’s consolidated financial statements retroactive to April 1, 2025. Daokang currently represents less than 10% of the Company’s consolidated revenue for the last twelve months.

The consolidation of acquired or newly consolidated businesses involves complex and subjective accounting policies and significant estimates which is yet to be accounted for, particularly in areas such as fair value measurements and purchase price allocations. The company has also updated the risk factors with respect to the consolidation in this report under Item 1A Risk Factors.

19. Goodwill

A summary of the changes in carrying value of goodwill is as follows:

	As of September 30, 2025	As of March 31, 2025
Opening balance	2,061,553	2,061,553
Goodwill relating to acquisitions consummated	-	—
Derecognition on deconsolidation of subsidiaries	-	—
Goodwill on account of consolidation of subsidiary	236,734
Impairment reversed on goodwill on account of deconsolidation of subsidiaries	-	—
Effect of exchange rate changes	-	-
Closing balance	2,298,287	2,061,553

20. Financial instruments

The Company measures its convertible promissory notes and Forward Purchase Agreement asset at fair value. The Company’s convertible promissory notes, derivative warrant liabilities and Forward Purchase Agreement are categorized as Level 2 because they are measured based on valuation techniques using observable market prices of such instruments. Convertible debentures are categorized as Level 3 because of unobservable inputs and other estimation techniques due to the absence of quoted market prices, inherent lack of liquidity and the tenure of such financial instruments.

Financial instruments measured at fair value on a recurring basis

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2025:

	September 30, 2025
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial liabilities:
Derivative warrant liabilities	-	1,339,967	-	1,339,967
Convertible debentures	-	-	1,140,753	1,140,753
Convertible Promissory Notes	-	1,029,374	-	1,029,374
	-	2,369,341	1,140,753	3,510,094
Financial assets:
Forward purchase agreement	-	8,628,301		8,628,301
	-	8,628,301	-	8,628,301

The Company uses a third-party valuation specialist to assist management in its determination of the fair value of its Level 2 classified derivative warrant liabilities and convertible promissory notes. The fair value of these financial instruments is based on the volatility of its Ordinary Share warrants, based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ ordinary shares that matches the expected remaining life of the warrants. For key aspects of valuation of convertible debentures refer to note 13.

The Company uses a third-party valuation specialist to assist management in its determination of the fair value of its Level 3 classified convertible debentures and its Level 2 classified Forward Purchase Agreement. The instruments were fair valued using a Monte Carlo simulation model utilizing assumptions related to the contractual term of the instruments and current interest rates. For key aspect of the valuation inputs refer to notes 13 (c) and 5 (ii) respectively.

The following table presents a reconciliation of the Company’s Level 3 financial instruments measured and recorded at fair value on a recurring basis as of September 30, 2025 for Financial Liability: Convertible Debentures and as of December 31, 2024 for Financial Asset: Forwards Purchase Agreement:

	Financial asset Forward purchase agreement	Financial liability Convertible debentures	Financial liability Convertible Promissory Notes
Initial measurement	46,190,195	1,100,000	1,029,374
Cash receipt	4,790,633	-	-
Change in fair value	(42,352,527)	40,753	-
Balance	8,628,301	1,140,753	1,029,374

Assets measured at Fair Value on a non-recurring basis

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.

Non-Marketable Equity Securities

The Company measures its non-marketable equity securities that do not have readily determinable fair values under the measurement alternative at cost less impairment, adjusted by price changes from observable transactions recorded within “Other income/(expense) net” in the consolidated statements of operations. The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to its investment in Moonshot. The Company recorded an impairment loss on its non-marketable equity securities, as more briefly discussed in note 6.

Management of risks

Interest rate risk - Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate due to change to market interest rates. The Company is exposed to interest rate risk for its long-term debts where the interest rates are variable according to market conditions.

Foreign currency risk - The Company monitors its foreign currency exposures on a regular basis. The operations are primarily denominated in United States Dollars, Pounds Sterling, Indian Rupees and Euros. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates. Based on a sensitivity analysis we have performed as of September 30, 2025, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the United States Dollar would not have a material effect on our financial statements.

21. Investments

These balances include certain investments in mutual funds that are recorded at fair value. Any changes to the fair value are recorded in “Fair value gains/(losses) in financial instruments carried at fair value” due to the election of the fair value option of accounting for financial instruments.

22. Commitments and contingencies

A. Leases - Accounted as per ASC 842 for the Period Ended September 30, 2025

Operating leases

The Company leases office space under non-cancellable operating lease agreements, which expire on various dates through April 2031. Some property leases contain extension options exercisable by the Company. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease cost for the period ended September 30, 2025 are summarized below:

i)	The following tables presents the various components of lease costs:

Particulars	For the period ended September 30, 2025
Lease:
Operating lease cost	253,138
Short-term lease cost	76,156
Total lease cost	329,294

ii)	The following table presents supplemental information relating to the cash flow and non-cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating liabilities, and, as such, are excluded from the amounts below.

Particulars	For the period ended September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	250,349

iii)	Balance sheet information related to leases is as follows:

Particulars	For the period ended September 30, 2025
Operating Leases:
Operating Lease ROU Asset, net	1,272,406
Short term liabilities	463,347
Long term liabilities	413,863
Total operating lease liabilities	877,210

*The lease liabilities are translated into U.S. Dollars using the closing rate for the period ended September 30, 2025

iv)	Weighted Average

For the period ended September 30, 2025
Remaining Lease term (in years)	3.86
Discount rate	14.17%

v)	Maturities of lease liabilities were as follows:

Particulars	Lease Liabilities (USD)*
For Period Ended September 30, 2025
2026	470,929
2027	263,136
2028	88,029
2029	87,234
2030	89,700
Thereafter	87,923
Total Lease Payments	1,086,951
Less: Imputed Interest	(209,741)
Total	877,210

C.	Litigation and loss contingencies

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

In the ordinary course of business, the Company enters into contractual arrangements under which the Company agrees to provide indemnification of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including losses arising out of intellectual property infringement claims made by third parties, if the Company has violated applicable laws, if the Company is negligent or commits acts of willful misconduct, and other liabilities with respect to its products and services and its business. In these circumstances, payment is typically conditional on the other party making a claim pursuant to procedures specified in that particular contract. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements.

23. Net loss per share

Basic net loss per share attributable to ordinary shareholders is computed by dividing the net loss by the number of weighted-average outstanding Ordinary Shares. Diluted net loss per share attributable to ordinary shareholders is determined by giving effect to all potential Ordinary Share equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its preferred stocks, convertible notes and share warrants as potential Ordinary Share equivalents, but excluded them from the computation of diluted net loss per share attributable to ordinary shareholders in the periods presented, as their effect was antidilutive.

The following table sets forth the computation of basic net loss per share attributable to ordinary shareholders and preferred stock holders:

Particulars	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the six months ended September 30, 2025	For the six months ended September 30, 2024
Numerator:
Net loss	(2,108,104)	(21,810,039)	(6,113,874)	(70,217,064)
Less: dividend attributable to preferred stockholders for the current year	-	-	-	-
Net loss attributable to Roadzen Inc. ordinary shareholders	(2,108,104)	(21,810,039)	(6,113,874)	(70,217,064)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	75,671,838	68,440,829	75,671,838	68,440,829
Net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	(0.03)	(0.32)	(0.08)	(1.03)

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

The Company excluded the following potential Ordinary Shares from the computation of diluted net loss per share as of September 30, 2025 and September 30, 2024:

Particulars	For the Period ended September 30, 2025	For the period ended September 30, 2024
Share warrants	21,618,972	21,618,972
Restricted stock units	9,714,986	9,714,986
Convertible instruments	234,947	54,542
Total	31,568,905	31,388,500

24. Income taxes

The Company’s net loss before provision for income taxes for the period ended September 30, 2025 and September 30, 2024 were as follows:

Particulars	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the six months ended September 30, 2025	For the six months ended September 30, 2024
Domestic	(1,183,293)	(19,101,833)	(3,232,323)	(45,372,274)
Foreign	(980,762)	(2,910,836)	(2,952,860)	(24,986,089)
Total	(2,164,055)	(22,012,669)	(6,185,183)	(70,358,363)

The components of the provision for income taxes for the period ended September 30, 2025 and September 30, 2024 were as follows:

Particulars	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the six months ended September 30, 2025	For the six months ended September 30, 2024
Current:
Domestic	—	4,214	—	17,147
Foreign	15,640	—	50,589	-
	15,640	4,214	50,589	17,147
Deferred:
Domestic	—	—	—	—
Foreign	(4,814)	(185,478)	40,216	(91,761)
	(4,814)	(185,478)	40,216	(91,761)

Total provision for income taxes	10,826	(181,264)	90,805	(74,614)

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the period ended September 30, 2025 and September 30, 2024:

Particulars	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the six months ended September 30, 2025	For the six months ended September 30, 2024
Federal statutory income tax rate	21.00%	21.00%	21.00%	21.00%
Non deductible expenses	0.00%	(0.22%)	(0.31%)	(0.25%)
Valuation allowance	(25.55%)	(20.54%)	(25.99%)	(20.93%)
Foreign rate differential	4.16%	(0.29%)	4.16%	(0.19%)
Share warrants	0.00%	0.00%	0.00%	0.00%
Other	0.00%	0.00%	(0.24%)	(0.04%)
Total provision for income taxes	(0.39%)	(0.05%)	(1.38%)	(0.41%)

The components of the Company’s net deferred tax assets as of the period ended September 30, 2025 and year ended March 31, 2025 were as follows:

Particulars	As of September 30, 2025	As of March 31, 2025
Deferred tax assets:
Net operating loss carry forwards	38,414,861	41,091,266
Unabsorbed depreciation carry forwards	130,683	121,285
Retirement benefits	90,677	15,209
Depreciation and amortization	68,577	74,937
Others	19,111	(325,774)
Total deferred tax assets	38,723,909	40,976,924
Less: valuation allowance	(38,723,909)	(40,976,924)
Deferred tax assets, net of valuation allowance	-	-
Deferred tax liabilities:
Intangibles on account of business combination	(40,424)	(41,688)
Net deferred tax assets/ (liabilities)	(40,424)	(41,688)

Movement recognized in net deferred tax assets:

	As of March 31, 2025	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of September 30, 2025
Deferred tax assets:
Net operating loss carry forwards	41,091,266	(2,676,405)	-	38,414,861
Unabsorbed depreciation carry forwards	121,285	9,398	-	130,683
Retirement benefits	15,209	75,467	-	90,677
Depreciation and amortization	74,937	(6,360)	-	68,577
Fair value changes on convertible notes	-	-	-	-
Others	(325,774)	344,885	-	19,111
Total deferred tax assets	40,976,924	(2,253,015)		38,723,909
Less: valuation allowance	(40,976,924)	2,253,015	-	(38,723,909)
Deferred tax assets, net of valuation allowance	-	-	-	-
Deferred tax liabilities:
Intangibles on account of business combination	(41,688)	1,264	-	(40,424)
Acquisitions	-	-	-	-
Deconsolidation	-	-	-	-
Currency translation	-	-	-	-
Net deferred tax assets/ (liabilities)	(41,688)	1,264	-	(40,424)

Particulars	As of March 31, 2024	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of March 31, 2025
Deferred tax assets:
Net operating loss carry forwards	25,515,511	15,575,755	-	41,091,266
Unabsorbed depreciation carry forwards	76,126	45,159	-	121,285
Retirement benefits	72,349	(57,140)	-	15,209
Depreciation and amortization	109,299	(34,362)	-	74,937
Fair value changes on convertible notes	-	-	-	-
Others	244,136	(569,910)	-	(325,774)
Total deferred tax assets	26,017,421	14,959,503	-	40,976,924
Less: valuation allowance	(25,995,368)	(14,981,556)	-	(40,976,924)
Deferred tax assets, net of valuation allowance	22,053	(22,053)	-	-
Deferred tax liabilities:
Intangibles on account of business combination	(263,665)	221,977	-	(41,688)
Currency translation	-	(284,598)	284,598	-
Acquisitions	-	635,965	(635,965)	-
	(241,612)	551,291	(351,367)	(41,688)

The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company’s judgement regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. The Company’s valuation allowance increased by $2,253,015 during the quarter ended September 30, 2025 and $14,981,556 during the year ended March 31, 2025.

The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest such earnings outside the U.S.

Net operating loss and credit carry forwards

As of September 30, 2025, the Company has U.S. federal net operating loss carry forwards of approximately $38,414,861 of which none are subject to limitation under Internal Revenue Code Section 382 (IRC Section 382). The federal net operating loss carry forwards that were generated prior to the 2018 tax year will begin to expire in 2030 if not utilized. For net operating loss carry forwards arising in tax years beginning after March 31, 2017, the tax act limits the Company’s ability to utilize carry forwards to 80% of taxable income, however, these operating losses may be carried forward indefinitely. The state (Delaware) net operating loss carry forwards will begin to expire in 2032 if not utilized. The Company has foreign tax credits which will expire at the end of 8 years from the end of the assessment year in which these tax credits were originated.

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

Unrecognized tax benefits

The Company has adopted authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company did not have any unrecognized tax benefits with a significant impact on its financial statements as of September 30, 2025 and March 31, 2025.

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

26. Stock based compensation

The share-based compensation awards issued under the Company’s 2023 Omnibus Incentive Plan to the Company’s employees, officers, directors, are all equity-classified instruments restricted stock units (“RSUs”) outstanding as of September 30, 2025 have service vesting conditions up to March 2027. Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and a graded vesting method for RSUs. The Company has elected to account for forfeitures of employee stock awards as they occur.

Share-based compensation is in the form of RSUs. The fair value per RSU is calculated using the Black-Scholes option valuation model.

Option value and assumption

Fair value per share (as of grant date)	$10.83
Exercise price	$0
Assumptions:
Volatility	30.82%
Expected dividends	0.00%
Expected term (in years)	1.5
Risk free rate	5.24%

RSU vesting schedule for year ended	As of September 30, 2025
March 2025	79,995
March 2026	71,669
March 2027	9,571,258

Stock option activity	As of September 30, 2025
Opening unvested units (as of April 01, 2025)	9,722,920
Granted	-
Exercised	-
Cancelled	-
Vested but not exercised	96,663
Closing unvested units	9,626,259

Stock-based compensation expense related to RSUs granted to employees was $62,381 for the period ended September 30, 2025. As of September 30, 2025, the unrecognized compensation expense related to unvested RSUs was approximately $126,523 which is expected to be recognized over the remaining unvested period of these RSUs.

On September 18, 2023, prior to the Business Combination, Roadzen (DE) granted 9,903,500 RSUs under the 2023 Omnibus Incentive Plan. These RSUs were initially scheduled to vest on the one-year anniversary of the grant date, specifically on September 17, 2024. However, the Board of Directors of Roadzen (BVI) has subsequently decided to extend the vesting period by an additional year, revising the vesting date to September 17, 2025. The vesting period for most RSUs have since been extended another year to September 17, 2026.

Based on the current market price of the shares, management has assessed that this revised vesting timeline will not result in any additional RSU compensation expense being recognized in the Company’s financial statements.

27. Subsequent Events

On October 6, 2025, the Company announced the final closing of its India subsidiary financing, raising $7 million in total, representing approximately 8% dilution at the subsidiary level.

On October 8, 2025, the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with an institutional investor (the “PIPE Investor”) pursuant to which the Company agreed to issue and sell to the PIPE Investor, and the PIPE Investor agreed to purchase from the Company, an aggregate of 1,200,000 of the Company’s Ordinary Shares, for a purchase price of $1.25 per share, or $1,500,000 in the aggregate. Also on October 8, 2025, the Company entered into a registration rights agreement with the PIPE Investor, pursuant to which the Company agreed, among other things, to use its reasonable best efforts to file, on or before December 31, 2025, a registration statement covering the resale of all of the Ordinary Shares sold pursuant to the PIPE Purchase Agreement.

On October 29, 2025, the Company announced it entered into a definitive agreement to acquire majority control of a commercial auto insurance broker and managing general underwriter (“MGU”), licensed to operate as a broker across California, Texas, Illinois and New Jersey, and which also maintains Lloyd’s of London Coverholder status, enabling it to underwrite specialty transportation and commercial vehicle risks on behalf of Lloyd’s syndicates. The acquired company serves the fast-growing small and mid-sized fleet segment, offering underwriting, claims administration, and distribution through its expanding national agency network. The acquisition is scheduled to close within this quarter, subject to customary closing conditions, Roadzen will exercise board control. Terms of the transaction were not disclosed.

On November 4, 2025, the Company announced it entered into an agreement in principle with Mizuho Securities USA, LLC to extend the maturity date of its senior secured note from December 31, 2025 to June 30, 2027. All other terms remain the same.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, references to “Roadzen,” “we,” “us,” and “our” refer to Roadzen and its consolidated subsidiaries as the context so requires.

The following discussion and analysis of the financial condition and results of operations of Roadzen Inc. and its subsidiaries should be read in conjunction with the “Unaudited Condensed Consolidated Financial Statements of Roadzen Inc. as of and for the three and six months ended September 30, 2025 and 2024,” together with related notes thereto, included elsewhere in this Form 10-Q (in the section of this Form 10-Q entitled “Financial Information”). The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See the section titled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth or referred to under the section titled “Risk Factors” or elsewhere in this Form 10-Q.

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

Roadzen’s AI Manifesto

Our mission is to build the leading company at the intersection of artificial intelligence (“AI”), insurance and mobility. To further our mission, we have built a pioneering lab focused on fundamental and applied AI research. We work on core research areas in computer vision, generative AI, and traditional machine learning to develop product experiences that improve the safety, convenience, and protection of millions of drivers across the world. Roadzen is a founding member of the AI Alliance fostering safe, responsible, and open-source development alongside industry leaders such as Meta, IBM, Hugging Face, Stability AI, AMD, Service Now, and others. Our approach to build precision AI models in insurance and mobility has won several industry accolades. Roadzen achieved significant industry recognition for its advancements in AI and technology during the last several years. Honors included ‘Best AI in Deep Tech’ at the AI Awards Summit 2025 by Entrepreneur India and secured a spot on the Fintech40 Index by L’Observatoire de la Fintech. It was named the ‘World’s Top InsurTech’ by CNBC in 2024, ‘Most Innovative Use of AI’ by Financial Express at the FE Futech Awards 2024 and won the Gold Stevie Award for its xClaim insurance solution at the International Business Awards 2024. Additional recognitions included ‘Excellence in InsurTech’ by the India FinTech Forum (IFTA 2024), ‘Best Use of AI in Insurance’ at the Global AI Summit & Awards (GAISA 2024), and ‘Best Product and Business Team’ at the World Auto Forum 2024. Roadzen also won ‘Best Use of Technology’ at the Entrepreneur Awards 2024 and ‘Most Innovative Company’ at the World Finance Innovation Awards 2024.

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

Roadzen’s IaaS Platform accounted for approximately 57% and 53% of revenues for the three and six months ended September 30, 2025.

2. Brokerage Solutions:

Roadzen acts as an insurance broker utilizing its technology to sell insurance through our embedded and B2B2C distribution model. The policies are sold by insurance intermediaries such as agents and through captive distributors such as dealerships, fleets and used car platforms. Our B2B2C channel partners choose us for a variety of reasons - for the ease of integrating our technology through APIs into their ecosystem, for a seamless, fully digital customer experience from obtaining a policy to submitting a claim, and for integrations with a large number of insurance companies who sell their policies through our platform to give their users a handful of policy options, and our ability to deliver multiple relevant products such as auto insurance, commercial and fleet insurance, extended warranty, guaranteed asset protection, and other automotive related insurance products. Lastly, we are able to provide a superior customer experience for the end user by bundling telematics for road safety, RSA and claims management to the customer - an experience that we believe is unrivaled by other traditional brokers. Roadzen’s revenues are based on commissions and other fees that are paid by our insurance carriers as a percentage of the GWP underwritten for each policy.

Roadzen’s brokerage solutions accounted for approximately 43% and 47% of revenues for the three and six months ended September 30, 2025.

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

Since January 1, 2023 we began tracking customer segmentation for Roadzen, described as such: enterprise clients that include insurers, automakers and large fleets (above 100 vehicles), and SMB clients, which include agents, brokers, small dealerships, and small fleets (under 100 vehicles). As of September 30, 2025, we had 46 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), 80 automotive customer agreements, and approximately 3,900 agents and fleet customers agreements.

Strength of the Auto Insurance Market

We generate a majority of our revenues through commissions and fees which are a reflection of the total insurance policy premium. Roadzen derived 43% of revenue from its Brokerage Solutions and 57% from its IaaS Platform for the three months ended September 30, 2025. A softening of the insurance market characterized by a period of declining premium rates due to competition or regulation could negatively impact our financial results.

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

Our subsidiary in the U.K. is licensed as a Managing General Agent (“MGA”), under which we are subject to stringent oversight by the Financial Conduct Authority (“FCA”). Our operations must align with FCA regulations that are specifically tailored to govern the conduct and obligations of MGAs, which act as an intermediary between insurers and clients, with delegated authority to underwrite and process claims on behalf of insurers. Our adherence to these regulations encompasses a variety of compliance obligations, including but not limited to, ensuring that underwriting decisions are made with the requisite skill and care, maintaining accurate and secure records of insurance contracts, managing potential conflicts of interest, and safeguarding client funds. The FCA also imposes comprehensive conduct rules and solvency requirements that require us to act with due care in the interests of policyholders.

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

Lock-up Agreements

In connection with the consummation of the Business Combination, certain holders of equity in Vahanna and Roadzen (DE) entered into lock-up agreements (the “Lock-up Agreements”) with the Parent Company and Roadzen (DE). Pursuant to the Lock-up Agreements, certain holders of Restricted Securities (as defined therein) had agreed, among other things, to be subject to a lock-up period after Closing through September 20, 2024, which was subsequently extended through September 20, 2025. The lock-up legends were removed effective close of market on September 19, 2025.

Components of Results of Operations

Revenue

We provide access to our IaaS solutions through contractual agreements with our customers, whereby the customer receives one or a bundle of our solutions, which can include inspection, claims management, RSA, and/or telematics offerings. The average contract length for our IaaS customers is approximately three years. Our clients pay us on a fixed fee per-incident or per-vehicle. Our brokerage revenues are based on commissions and fees that we receive from our insurance partners for selling their policies to customers as well as providing other client services such as claims management. Our commissions and fees are calculated as a percentage of a policy’s GWP.

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

Results of Operations (all figures are denominated in US$)

Comparison of the Three Months Ended September 30, 2025 and September 30, 2024

	For the three months ended September 30,		Change
Particulars	2025	2024	amount	%
Revenue	13,679,267	11,874,098	1,805,169	15%
Costs and expenses:
Cost of services	6,057,579	5,217,621	839,958	16%
Research and development	148,529	1,496,600	(1,348,072)	-90%
Sales and marketing	6,252,328	8,076,959	(1,824,631)	-23%
General and administrative	3,806,800	20,430,960	(16,624,159)	-81%
Depreciation and amortization	750,207	193,372	556,835	288%
Total costs and expenses	17,015,443	35,415,512	(18,400,069)	-52%
Loss from operations	(3,336,176)	(23,541,414)	20,205,238	-86%
Interest expense (net)	(1,249,540)	(626,834)	(622,706)	99%
Fair value gains/(losses) in financial instruments carried at fair value	1,067,732	(1,096,949)	2,164,681	-197%
Other income (net)	1,353,929	3,252,528	(1,898,599)	-58%
Total other income/(expense)	1,172,121	1,528,745	(356,624)	-23%
(Loss)/Income before income tax expense	(2,164,055)	(22,012,669)	19,848,614	-90%
Less: income tax (benefit)/expense	10,826	(181,264)	192,090	-106%
Net (loss)/income before non-controlling interest	(2,174,881)	(21,831,405)	19,656,524	-90%
Net loss attributable to non-controlling interest, net of tax	(66,777)	(21,366)	(45,411)	213%
Net Loss attributable to Ordinary shareholders	(2,108,104)	(21,810,039)	19,701,935	-90%

 Comparison of the Six Months Ended September 30, 2025 and September 30, 2024

	For the Six months ended September 30,		Change
Particulars	2025	2024	amount	%
Revenue	24,544,813	20,805,615	3,739,198	18%
Costs and expenses:
Cost of services	10,527,032	10,645,061	(118,029)	-1%
Research and development	230,063	3,286,142	(3,056,080)	-93%
Sales and marketing	12,384,339	13,879,257	(1,494,918)	-11%
General and administrative	6,384,698	46,257,148	(39,872,450)	-86%
Depreciation and amortization	875,206	673,721	201,485	30%
Total costs and expenses	30,401,338	74,741,329	(44,339,992)	-59%
Loss from operations	(5,856,525)	(53,935,714)	48,079,189	-89%
Interest expense (net)	(2,190,859)	(1,448,520)	(742,339)	51%
Fair value gains/(losses) in financial instruments carried at fair value	556,194	(18,249,009)	18,805,203	-103%
Other income (net)	1,306,007	3,274,880	(1,968,873)	-60%
Total other income/(expense)	(328,658)	(16,422,649)	16,093,991	-98%
Loss before income tax expense	(6,185,183)	(70,358,363)	64,173,180	-91%
Less: income tax (benefit)/expense	90,805	(74,614)	165,419	-222%
Net loss before non-controlling interest	(6,275,988)	(70,283,749)	64,007,761	-91%
Net loss attributable to non-controlling interest, net of tax	(162,114)	(66,685)	(95,429)	143%
Net loss attributable to Roadzen Inc.	(6,113,874)	(70,217,064)	64,103,190	-91%

Revenue

	For the three months period ended September 30,		Change
Particulars	2025	2024	amount	%
Revenue
Commission and Distribution Income	5,856,240	5,917,433	(61,193)	-1%
Income from Insurance as a Service	7,823,027	5,956,665	1,866,362	31%
Total	13,679,267	11,874,098	1,805,168	15%

Revenue increased by $1.8 million, representing a 15% increase for the three months ending September 30, 2025, compared to the same period the prior year. This increase was primarily due to the consolidation of our Variable Interest Entity (“VIE”) in China, Daokang (Beijing) Data Science Company Limited.

Commission and Commission and Distribution Income decreased by $0.06 million, or 1%, compared to the same period in the previous year.

Revenue from the Insurance as a Service (IaaS) platform increased by $1.9 million, or 31%, for the three months ending September 30, 2025 primarily due to the consolidation of our VIE in China.

As of September 30, 2025, the Company maintained 46 insurance customer agreements and 80 automotive customer agreements, as well as approximately 3,900 agents and fleet customer agreements.

	For the six months period ended September 30,		Change
Particulars	2025	2024	amount	%
Revenue
Commission and Distribution Income	11,584,456	9,000,085	2,584,371	29%
Income from Insurance as a Service	12,960,357	11,805,530	1,154,827	10%
Total	24,544,813	20,805,615	3,739,198	18%

Revenue increased by $3.7 million, or 18%, for the six months ending September 30, 2025, compared to the same period the prior year. This increase was primarily due to the consolidation of our VIE in China, Daokang, and expansion of our distribution network.

Commission and Distribution Income increased by $2.6 million, or 29%, compared to the same period in the previous year. This growth was supported by strategic marketing efforts and the expansion of our distribution network, allowing us to access new customer segments and enhance product penetration within existing markets.

Revenue from the Insurance as a Service (IaaS) platform increased by $1.1 million, or 10%, for the six months ending September 30, 2025 primarily due to the consolidation of our VIE in China

Cost of Services

	For the three months ended September 30,		Change
Particulars	2025	2024	amount	%
Cost of services	6,057,579	5,217,621	839,958	16%

Cost of services increased by $0.8 million, or 16%, for the three months ending September 30, 2025 compared to the same period the prior year. This increase was primarily driven by the consolidation of our VIE in China and increased IaaS revenue.

	For the six months ended September 30,		Change
Particulars	2025	2024	amount	%
Cost of services	10,527,032	10,645,061	(118,029)	-1%

Cost of services decreased by $0.1 million, or 1%, for the six months ending September 30, 2025 compared to the same period the prior year, as cost of service directly correlated to revenue, the decline is primarily driven by the decrease in IaaS revenue in the previous quarter offset by increase in cost of service associated to consolidation of our VIE in China in the current quarter.

Research and Development

	For the three months ended September 30,		Change
Particulars	2025	2024	amount	%
Research and development	148,529	1,496,600	(1,348,072)	-90%

Research and development expenses decreased by $1.3 million, or 90%, for the three months ended September 30, 2025, compared to the same period in the prior year. The reduction was primarily attributable to a $1.2 million decline in non-cash compensation expense associated with RSU grants, and a $0.1 million increase in capitalization relative to the prior period.

	For the six months ended September 30,		Change
Particulars	2025	2024	amount	%
Research and development	230,063	3,286,142	(3,056,080)	-93%

Research and development expenses decreased by $3.0 million, or 93%, for the six months ended September 30, 2025, compared to the same period in the prior year. The reduction was primarily attributable to a $2.6 million decline in non-cash compensation expense associated with RSU grants, a $0.2 million increase in capitalization relative to the prior period and $0.2 million decrease in costs related to technology personnel and consulting services.

Sales and Marketing

	For the three months ended September 30,		Change
Particulars	2025	2024	amount	%
Sales and marketing	6,252,328	8,076,959	(1,824,631)	-23%

Sales and marketing expense decreased by $1.8 million, or 23%, for the three months ended September 30, 2025 compared to the same period the prior year. The increase was primarily attributable to a $1.7 million decline in non-cash compensation expense related to RSU grants.

	For the six months ended September 30,		Change
Particulars	2025	2024	amount	%
Sales and marketing	12,384,339	13,879,257	(1,494,918)	-11%

Sales and marketing expense decreased by $1.4 million, or 11%, for the six months ended September 30, 2025 compared to the same period the prior year. The decrease was primarily attributable to a $3.6 million decline in non-cash compensation expense related to RSU grants, partially offset by $2.2 million rise in expenses due to enhanced marketing efforts related to increasing distribution income during previous quarter.

General and administrative

	For the three months ended September 30,		Change
Particulars	2025	2024	amount	%
General and administrative	3,806,800	20,430,960	(16,624,159)	-81%

General and administrative expenses declined by $16.6. million, or 81%, for the three months ended September 30, 2025, compared to the same period in the prior year. This decrease was primarily driven by a $17.9 million reduction in non-cash RSU expenses and an increase of $0.7 million associated to the consolidation of Daokang.

	For the six months ended September 30,		Change
Particulars	2025	2024	amount	%
General and administrative	6,384,698	46,257,148	(39,872,450)	-86%

General and administrative expenses declined by $39.8 million, or 86%, for the six months ended September 30, 2025, compared to the same period in the prior year. This decrease was primarily driven by a $40.7 million reduction in non-cash RSU expenses, partially offset by an increase of $0.7 million associated to the consolidation of Daokang.

Depreciation and Amortization

	For the three months ended September 30,		Change
Particulars	2025	2024	amount	%
Depreciation and amortization	750,207	193,372	556,835	288%

Depreciation and amortization increased by $0.6 million or 288% for the three months ended September 30, 2025, compared to the same period the prior year.

	For the six months ended September 30,		Change
Particulars	2025	2024	amount	%
Depreciation and amortization	875,206	673,721	201,485	30%

Depreciation and amortization decreased by $0.2 million or 30% for the six months ended September 30, 2025, compared to the same period the prior year.

Interest Income (Expense)

	For the three months ended September 30,		Change
Particulars	2025	2024	amount	%
Interest income/(expense)	(1,249,540)	(626,834)	(622,706)	99%

Interest expense increased $0.6 million or 99% increase for the three months ended September 30, 2025 compared to the same period the prior year primarily due to an increase in borrowings from banks and other parties.

	For the six months ended September 30,		Change
Particulars	2025	2024	amount	%
Interest income/(expense)	(2,190,859)	(1,448,520)	(742,339)	51%

Interest expense increased $0.7 million or 51% increase for the six months ended September 30, 2025 compared to the same period the prior year primarily due to an increase in borrowings from banks and other parties.

Fair Value Changes in Financial Instruments Carried at Fair Value

	For the three months ended September 30,		Change
Particulars	2025	2024	amount	%
Fair value changes in financial instruments carried at fair value	1,067,732	(1,096,949)	2,164,681	-197%

Loss on fair valuation changes decreased by $2.1 million or 197%, for the three months ended September 30, 2025 compared to the same period the prior year due to the fair market valuation of our convertible promissory notes, share warrants and the consolidation of Daokang.The Company has not yet conducted a Purchase Price Allocation (“PPA”) valuation of Daokang, which may result in a change of the fair valuation of Daokang, currently recorded at $0.9 million

	For the six months ended September 30,		Change
Particulars	2025	2024	amount	%
Fair value changes in financial instruments carried at fair value	556,194	(18,249,009)	18,805,203	-103%

Loss on fair valuation changes decreased by $18.8 million or 103%, for the six months ended September 30, 2025 compared to the same period the prior year due to the fair market valuation of our convertible promissory notes, share warrants and the consolidation of Daokang. The Company has not conducted a PPA valuation of Daokang, which may result in a change of the fair valuation of Daokang, currently recorded at $0.9 million.

Other Income/(Expense)

	For the three months ended September 30,		Change
Particulars	2025	2024	amount	%
Other income/(expense) net	1,353,929	3,252,528	(1,898,599)	-58%

Other income (expense), net, decreased by $1.9 million, or 58%, for the three months ended September 30, 2025, compared to the same period in the prior year. The decrease was primarily driven by a lower write-back of certain liabilities related to payables inherited from the Business Combination of $1.3 million during the current period, compared to $3.8 million in the prior-year period. The prior year period was also partially offset by $0.7 million in write-offs of customer contracts.

	For the six months ended September 30,		Change
Particulars	2025	2024	amount	%
Other income/(expense) net	1,306,007	3,274,880	(1,968,873)	-60%

Other income (expense), net, decreased by $1.9 million, or 58%, for the six months ended September 30, 2025, compared to the same period in the prior year. The decrease was primarily driven by a lower write-back of certain liabilities related to payables inherited from the Business Combination of $1.3 million during the current period, compared to $3.8 million in the prior-year period. The prior year period was also partially offset by $0.7 million in write-offs of customer contracts.

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

The following table reconciles our net loss reported in accordance with GAAP to Adjusted EBITDA for the three months ended September 30, 2025 and September 30, 2024:

	For the three months ended September 30,
Particulars	2025	2024
Net loss	(2,108,104)	(21,810,039)
Adjusted for:
Other (income)/expense net	(1,353,929)	(3,252,528)
Interest (income)/expense	1,249,540	626,834
Fair value changes in financial instruments carried at fair value(1)	(1,067,732)	1,096,949
Tax (benefit)/expense	10,826	(181,264)
Depreciation and amortization	750,207	193,372
Stock based compensation expense	62,381	20,746,267
Non-cash expenses	132,841	351,130
Non-recurring expenses	1,231,747	105,725
Adjusted EBITDA	(1,092,224)	(2,123,554)

(1)	Fair value changes in financial instruments are considered to be financing costs as they relate to convertible notes and liability-classified preferred stock warrants previously issued in financing transactions. These changes are non-cash as the Company does not have an unconditional obligation to settle the convertible notes and preferred stock warrants in cash. These changes in fair value are affected by the Company’s own share price as these are settleable/convertible into the Company’s Ordinary Shares.

The following table reconciles our net loss reported in accordance with GAAP to Adjusted EBITDA for the six months ended September 30, 2025 and September 30, 2024:

	For the six months ended September 30,
Particulars	2025	2024
Net loss	(6,113,874)	(70,217,064)
Adjusted for:
Other (income)/expense net	(1,306,007)	(3,274,880)
Interest (income)/expense	2,190,859	1,448,520
Gain on bargain purchase	-
Fair value changes in financial instruments carried at fair value(1)	(556,194)	18,249,009
Tax (benefit)/expense	90,805	(74,614)
Depreciation and amortization	875,206	673,721
Stock based compensation expense	133,739	46,977,256
Non-cash expenses	439,555	636,190
Non-recurring expenses	1,747,849	630,483
Adjusted EBITDA	(2,498,062)	(4,951,379)

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

Liquidity and Capital Resources

Since our incorporation, we have financed our growth through a blend of equity, convertible instruments, debt (including working capital lines), and customer payments. As of September 30, 2025, we have raised an aggregate of $61.5 million, net of issuance costs, through the issuance of Ordinary Shares, convertible instruments and preferred stock of Roadzen (DE). Our accumulated deficit stood at $231.1 million as of September 30, 2025 up from $224.3 million from the previous year. These accumulated deficit stem from substantial operating losses, which stems from the fair valuation of derivative instruments including RSUs, impairment of investment and intangible assets, and transaction costs related to the Business Combination. These losses have been detailed in the table below. We anticipate that we will continue to experience operating losses and generate negative cash flows from operations in the near future due to the planned investments in our business. Consequently, we may need to secure additional capital resources to support the execution of our strategic initiatives for growing our business in the coming years.

Details of Accumulated deficit:

Particulars	As of September 2025 (USD millions)	As of March 2025 (USD millions)
Accumulated Deficit (end of year)	231.1	224.3
Non Cash Losses:
-Fair Value Losses	51.4	52.0
-Stock based compensation Losses	103.6	103.5
-Impairment of Investments & Intangibles	5.6	5.6
-Other non cash losses	5.9	5.5
Transaction Costs – Business Combination	10.1	10.1
Net Operating Losses	54.4	47.6

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

Operating Activities

	For the six months ended September 30,		Change
Particulars	2025	2024	amount
Cash flow from operating activities:
Net loss including non-controlling interest	(6,113,874)	(70,217,064)	64,103,190
Adjustments for cash flow from operation	(1,078,390)	62,398,267	(63,476,657)
Changes in working capital	(1,806,751)	(3,432,368)	1,625,617
Net cash used in operating activities	(8,999,014)	(11,251,165)	22,52,150

Our largest sources of cash provided by operations are increases in accounts payable and payments received from our customers. Our primary uses of cash from operating activities include employee-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses and other overhead costs.

For the six months ended September 30, 2025, net cash used in operating activities was $8.9 million, a decrease of $2.3 million compared to $11.2 million for the same period the prior year. This decrease primarily reflects a combination of lower net losses and changes in working capital during the current period.

The cash outflow in the six months ended September 30, 2025 was primarily driven by a net loss of $6.1 million, net cash outflow of $1.8 million resulting from changes in operating assets and liabilities, including decreased payables and higher receivables and non-cash adjustments totaling $1.0 million.

Non-cash charges for the period included:

●	$0.6 million in fair value gain,

●	$0.13 million in stock-based compensation expense,

●	$0.9 million in depreciation and amortization, and

●	$1.3 million in Balances written off/back

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

Investing Activities

	For the six months ended September 30,		Change
Particulars	2025	2024	amount
Cash flow from investing activities:
Purchase of property, plant and equipment	(355,635)	39,443	(395,078)
(Investment)/ Proceeds in mutual funds	(28,213)	193,606	(221,819)
Proceeds from forward purchase agreement	-	1,000,000
Net Cash used in investing activities	(383,848)	1,233,049	(616,897)

Cash used in investing activities was $0.38 million for the six months ended September 30, 2025, consisted of $0.35 million of capital expenditure related to new office facilities, capitalization of intangible assets and investments in mutual funds (held for sale) of $0.03 million.

Financing Activities

	For the six months ended September 30,		Change
Particulars	2025	2024	amount
Cash flow from financing activities:
Proceeds from issue of ordinary shares	3,694,459	-	3,694,459
Proceeds from issue of equity shares of subsidiary to the Non-controlling interest	5,778,944
Net proceeds/(payments) from short-term borrowings	(894,769)	-	(894,769)
Net proceeds/(payments) from long term borrowings	(47,093)	4,460,327	(4,507,420)
Net cash generated from financing activities	8,531,541	4,460,327	4,071,214

We have generated negative cash flows from operations since our inception and have supplemented working capital through net proceeds from the issuance of Ordinary Shares as well as the issuance of debt.

Cash provided by financing activities was $8.5 million for the six months ended September 30, 2025, which consisted primarily of $3.6 million from the issuance of Ordinary Shares by the Company and $5.8 million from issuance of equity shares of subsidiary company partially offset by repayment of borrowings of $0.9 million.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2025:

		For the year ended September 30, 2025
Particulars	Total	Less than 1 Year	1-3 year	3-5 year	After
Debt(1)	23,174,282	23,026,408	63,472	84,402
Operating Leases(2)	1,086,951	470,929	351,164	176,933	87,925
Deferred Revenue	907,255	709,462	181,113	14,095	2,585
Accounts Payable & accrued expenses	33,237,612	33,237,612
Total	58,406,101	57,444,411	595,749	275,431	90,510

(1)	The amount of debt represents carrying amount of borrowings (excluding interest) which the Company is obligated to repay in cash.
(2)	The Company leases office space under non-cancellable operating lease agreements, which expire on various dates through January 2033. The operating lease includes $209,741 of imputed interest due to the implementation of ASC-842.

Description of Indebtedness:

	As of September 30, 2025		As of March 31, 2025
Particulars	Long Term Borrowings	Short Term Borrowings	Long Term Borrowings	Short Term Borrowings
Loans from banks	182,232	282,335	167,177	263,846
Secured debentures	1,656,448	-	1,718,596	-
Convertible debenture	1,140,753	-	1,158,446	-
Current portion of long-term borrowings	(2,831,559)	2,831,559	(2,904,444)	2,904,444
Loan from Related Parties	-	237,248	-	115,086
Loan from Others	-	19,675,266	-	19,486,713
	147,874	23,026,408	139,775	22,770,089

Description of Operating Leases:

Particulars	For the period ended September 30, 2025
Operating Leases:
Short term liabilities	463,347
Long term liabilities	413,863
Total operating lease liabilities	877,210

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

As a condition precedent to closing under the Note Purchase Agreement, Roadzen entered into a Security Agreement, pursuant to which each of the Loan Parties granted a first priority lien on substantially all of their assets to Mizuho, as administrative agent and collateral agent for the Purchasers.

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

The Note Purchase Agreement provides for customary events of default that, if not cured or waived, would result in the acceleration of substantially all of the outstanding debt and interest owed under the Mizuho Notes (and any other debt containing a cross-default or cross-acceleration provision) and default interest of an additional two percent (2.0%) for so long as an event of default is continuing.

The Mizuho Notes were originally scheduled to mature on June 30, 2024. On June 30, 2024, Mizuho granted to the Company a waiver of payment until July 31, 2024. On July 26, 2024, the Company entered into Amendment No. 1 to the senior secured notes, providing for an additional $4 million in principal amount to a total of $11.5 million, and an extension of the maturity date to December 31, 2024. Terms of the notes were otherwise the same as the original notes issued in June 2023, including an interest rate of 15% per year, and did not require any additional warrants. On December 31, 2024, and again on January 31, 2025 while Amendment No. 2 to the senior secured notes were being drafted, Mizuho granted to the Company a waiver of payment until January 31, 2025 and then February 28, 2025.

On February 28, 2025, the Company entered into Amendment No. 2 to the Note Purchase Agreement (the “Second Amendment”), by and among the Company, Roadzen, Inc., a wholly-owned subsidiary of the Company (the “Issuer”), the subsidiary guarantors party thereto (the “Guarantors”) and Mizuho, as administrative agent and collateral agent (in such capacity, the “Agent”) and as a purchaser thereunder (in such capacity, the “Purchaser”), which amended the Note Purchase Agreement, dated as of June 30, 2023 (as previously amended), by and among the Issuer, the Guarantors, the Agent and the Purchaser. Among other things, the Amendment provides for (i) an extension of the maturity date of the $11.5 million in principal amount of senior secured notes issued under the Note Purchase Agreement (the “Notes”) from December 31, 2024 to December 31, 2025 and (ii) the joinder of the Company as an additional Guarantor under the Note Purchase Agreement. In addition, the Company agreed to file, by March 30, 2025, a registration statement registering the resale of the Company’s Ordinary Shares, issuable upon exercise of the Warrant (as defined below) and to use its reasonable best efforts to have such registration statement effective as soon as practicable after filing.

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

On November 4, 2025, the Company announced it had reached an agreement in principle with Mizuho to further extend the maturity date from December 31, 2025 to June 30, 2027. All other terms remain the same.

Roadzen used the proceeds of the Mizuho Notes to support general corporate and working capital requirements and for other general corporate purposes.

December 2023 Junior Unsecured Convertible Debenture

On December 15, 2023, the Company issued a securities purchase agreement (the “December 2023 Convertible SPA”), among the Company and the investors party thereto from time to time. Pursuant to the terms of the December 2023 Convertible SPA, the Company may issue and sell an aggregate of up to $50 million in principal amount of convertible debentures (the “December 2023 Convertible Debentures”), on a private placement basis (collectively, the “December 2023 Private Placement”). The Company held an initial closing of the December 2023 Private Placement, at which it received $400,000 in proceeds on December 15, 2023. On January 19, 2024, the Company issued an additional convertible debenture under the December 2023 Convertible SPA in the principal amount of $500,000 to Ms. Supurna VedBrat (the “VedBrat Debenture”), a director of the Company, for a purchase price equal to the principal amount of the VedBrat Debenture. Also on January 19, 2024, Ms. VedBrat became a party to the December 2023 Convertible SPA and entered into a letter agreement with the Company (the “Letter Agreement”) with respect to her investment in the Company pursuant to the VedBrat Debenture. On February 7, 2024 the Company issued an additional convertible debenture under the December 2023 Convertible SPA in the principal amount of $200,000 and may sell additional Debentures at additional closings from time to time.

The December 2023 Convertible Debentures bear interest, in arrears, at a rate of 13% per annum, payable semi-annually commencing on June 15, 2024, and matures on December 15, 2025. Interest is payable in kind, subject to the right of the Company to make any interest payments in cash. The Debentures are convertible into the Company’s Ordinary Shares, at the election of the holder at any time at an initial conversion price of $10.00 per Ordinary Share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. In addition, if the average volume weighted average price of the Ordinary Shares for the 30 trading days immediately preceding December 15, 2024 (the “Average VWAP”) is less than the Conversion Price then in effect, the Conversion Price will be adjusted to an amount equal to such Average VWAP, subject to a floor of 85% of the Conversion Price then in effect. As a result, as the Average VWAP was less than the Conversion Price then in effect, the Conversion Price was adjusted to $8.50, an amount equal to 159,995 Ordinary Shares, as of December 15, 2024. The Company has the right to require the Debentures to be converted into Ordinary Shares if the closing price of the Ordinary Shares exceeds 130% of the then-applicable Conversion Price for any 20 trading days within a consecutive 30 trading day-period.

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

Pursuant to the terms of the March 2024 SPA, the Company may issue and sell up to an additional $2.0 million in aggregate principal amount of the 2024 SPA Notes to one or more other purchasers. The March 2024 SPA contains covenants by the Company, including requirements to cause each of its subsidiaries (other than certain excluded subsidiaries) to guaranty the Company’s obligations under the 2024 SPA Notes and to take certain actions required to grant the 2024 Purchasers perfected security interests in the assets of the Company and its subsidiaries (subject to the existing liens of Mizuho). Pursuant to the terms of the March 2024 SPA, the Company and the 2024 Purchasers entered into Buyer Security Documents as defined in the March 2024 SPA.

The 2024 SPA Notes bear interest at a rate of 17.5% per annum and mature on the six-month anniversary of funding of the respective note (the “Initial Rate Adjustment Date”). Interest is payable in cash or in kind, at the option of the Company, on each three-month anniversary of funding through the Initial Rate Adjustment Date (after which date all interest is payable in cash unless the parties agree to payment in kind). The Company’s failure to repay all principal and accrued interest by the Initial Rate Adjustment Date would not constitute an event of default under the applicable 2024 SPA Note, however, the interest rate payable under such 2024 SPA Note would increase on such date to 19.5% per year going forward, and thereafter would increase by an additional 200 basis points on each monthly anniversary of the Initial Rate Adjustment Date until each of the respective 2024 SPA Notes is paid in full, subject to a maximum interest rate of 29.5% per year. Following the Initial Rate Adjustment Date, all unpaid principal and accrued interest would be payable within five business days of the holder’s written demand. If any interest under the 2024 SPA Notes is paid in kind, such payment would be made through the issuance of that number of the Company’s Ordinary Shares, calculated by dividing the amount payable by the lowest of (i) $8.00, (ii) the volume-weighted average price (“VWAP”) of the Ordinary Shares over the 60 trading days ending three trading days prior to the interest payment date, (iii) the opening price per share of the Ordinary Shares in any public offering of Ordinary Shares after the issuance of the respective 2024 SPA Notes, and (iv) the price per Ordinary Share after market close on the first day of trading following any such public offering of Ordinary Shares.

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

Secured, Non-Convertible 2022 Debentures

One of our material subsidiaries issued Secured, Non-Convertible Debentures with NP1 Capital Trust with an aggregate principal amount of $3.7 million during the fiscal year ended March 31, 2023 with varying maturity dates between January 2024 and July 2024 and interest rates ranging from 19.25% to 20.00% per year. The principal outstanding as of September 30, 2025 is $1.7 million. On September 30, 2024 the Company entered into an amendment agreement restructuring the principal repayments and extending the maturity date to March 31, 2025. The Company did not honor the repayment of the above debentures as of the amended date, and has obtained an extension from the lender up to November 30, 2025. In October 2025, the Company entered into negotiations with the lender to settle all principal and accrued interest, including late payment charges, partly in cash and partly in equity of the Company’s Indian subsidiary.

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

The Junior Notes were sold for a gross purchase price of $2,000,000 before fees and other expenses. The Junior Notes will mature one year from the date of issuance and bear interest at a rate of 16% per year (increasing to 18% upon the occurrence and during the continuation of an event of default). 25% of the principal amount of the Junior Notes (less any amount previously converted by the holders), together with accrued but unpaid interest, is payable quarterly, commencing three months after the date of issuance. The Junior Notes had an initial conversion price of $2.00, which was subsequently reduced to $1.40 (the “Conversion Price”) and will be convertible at any time, in whole or in part and subject to certain beneficial ownership limitations, at the election of the holders. The Conversion Price is subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar event. The Company may redeem all or any portion of outstanding Junior Notes at any time upon at least five trading days’ written notice by paying an amount equal to the principal amount of the Junior Notes being redeemed, together with interest accrued on such principal amount through the date of redemption, and additional interest that would accrue on such principal amount through the maturity date (the “Make Whole Amount”).

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Recent Developments

On October 6, 2025, the Company announced the final closing of its India subsidiary financing, raising $7 million in total, representing approximately 8% dilution at the subsidiary level.

On October 8, 2025, the Company entered into a securities purchase agreements (the “PIPE Purchase Agreement”) with an institutional investor (the “PIPE Investor”) pursuant to which the Company agreed to issue and sell to the PIPE Investor, and the PIPE Investor agreed to purchase from the Company, an aggregate of 1,200,000 of the Company’s Ordinary Shares, for a purchase price of $1.25 per share, or $1,500,000 in the aggregate. Also on October 8, 2025, the Company entered into a registration rights agreement with the PIPE Investor, pursuant to which the Company agreed, among other things, to use its reasonable best efforts to file, on or before December 31, 2025, a registration statement covering the resale of all of the Ordinary Shares sold pursuant to the PIPE Purchase Agreement.

On October 29, 2025, the Company announced it entered into a definitive agreement to acquire majority control of a commercial auto insurance broker and managing general underwriter (“MGU”), licensed to operate as a broker across California, Texas, Illinois and New Jersey, and which also maintains Lloyd’s of London Coverholder status, enabling it to underwrite specialty transportation and commercial vehicle risks on behalf of Lloyd’s syndicates. The acquired company serves the fast-growing small and mid-sized fleet segment, offering underwriting, claims administration, and distribution through its expanding national agency network. The acquisition is scheduled to close within this quarter, subject to customary closing conditions, at which point Roadzen will exercise board control. Terms of the transaction were not disclosed.

On November 4, 2025, the Company announced it entered into an agreement in principle with Mizuho Securities USA, LLC to extend the maturity date of its senior secured note from December 31, 2025 to June 30, 2027. All other terms remain the same.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

On May 23, 2025, the Company removed the pending action to the District Court for the District of Delaware. Thereafter, on June 3, 2025, Meteora moved to remand the action back to the Court of Chancery and subsequently sought default judgment against the Company in the District Court. On September 24, 2025, the Company filed an answer in opposition to the motion for default judgment with the District Court.

On September 23, 2025, the Company filed a lawsuit in the United States District Court for the Southern District of New York (“USDC NY”) alleging securities fraud and violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) by Meteora.

On October 17, 2025, the Company filed a voluntary discontinuance of the Florida case against Meteora and thereafter filed an amended complaint in USDC NY to include the breach of contract and breach of duty of good faith and fair dealing originally asserted in the Florida complaint.

On November 6, 2025 the District Court for the District of Delaware denied Meteora’s request for default judgment.

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

The unaudited financial information of the newly consolidated entity included in this filing is preliminary, and our actual financial condition and results of operations may differ materially.

The financial statements of the newly consolidated entity for the period presented are unaudited. The consolidation of acquired or newly consolidated businesses involves complex and subjective accounting policies and significant estimates, particularly in areas such as fair value measurements, purchase price allocations, and the identification and elimination of intercompany transactions and balances. The absence of an independent audit increases the risk that these financial statements could contain material errors or misstatements that might not be detected on a timely basis, which could adversely affect investor confidence and potentially require restatements in the future.

Our newly consolidated joint venture in China exposes us to significant geopolitical, regulatory, and economic risks that could adversely affect our business, results of operations, and financial condition.

As a result of our recently consolidated joint venture in China, we are now subject to the economic, political, and regulatory conditions prevailing in that country. The relationship between the United States and the People’s Republic of China has become increasingly complex and, at times, adversarial. Ongoing trade tensions, evolving export controls, restrictions on technology transfers, sanctions, tariffs, and potential limitations on U.S. investment in Chinese entities could materially and adversely affect our ability to operate, repatriate profits, or maintain supply and customer relationships in China. Actions by either government, including new or expanded restrictions on cross-border transactions, data flows, or technology licensing, could disrupt our operations or require us to restructure aspects of our business in China.

In addition, China’s regional relationships present further geopolitical risks. In particular, increasing tensions between China and India – a key market and strategic geography for our business – could lead to trade restrictions, border disruptions, or regulatory actions that may impair our ability to coordinate operations, transfer technology, or manage resources effectively across jurisdictions. Any deterioration in diplomatic or trade relations among the United States, China and India could also negatively affect global economic stability and demand for our products and services.

The Chinese regulatory environment is also characterized by frequent changes and government intervention, including in areas such as data privacy, foreign investment, and national security reviews. Unanticipated regulatory changes or enforcement actions could adversely affect our joint venture’s operations, governance, or ownership structure, and could limit our ability to control or derive economic benefit from the structure.

We may not receive consistent, complete, or reliable financial and operational information from our joint venture in China, which could result in material misstatements, impairments, or write-offs of our investment.

Our recently consolidated joint venture in China presents significant challenges in obtaining timely, accurate, and complete financial information necessary for U.S. GAAP reporting and internal control purposes. The joint venture operates in a jurisdiction where accounting standards, internal control practices, and regulatory oversight may differ materially from those in the United States. We rely heavily on local management for financial reporting, operational metrics, and other information necessary to prepare our consolidated financial statements and maintain effective internal control over financial reporting. Differences in accounting practices, delays in reporting, or incomplete disclosures may limit our visibility into the joint venture’s performance and financial condition.

Despite our oversight efforts, there can be no assurance that we will continue to receive consistent, reliable, or verifiable information from the joint venture. Delays, inaccuracies, or lack of transparency in financial reporting could impair our ability to prepare consolidated financial statements in accordance with SEC and PCAOB requirements. If we are unable to obtain sufficient and appropriate information to support the carrying value of our investment or to ensure compliance with internal control standards, we may be required to record an impairment charge or a full write-off of our investment in the joint venture.

We have experienced similar challenges in the past with our joint venture in China, including instances where limited visibility and lack of reliable financial information led to a full write-off. A recurrence of such issues with our Chinese joint venture could materially and adversely affect our financial condition, results of operations, and investor confidence in our reporting integrity.

Our consolidation of the joint venture in China is based on board control rather than majority equity ownership, and changes in governance, regulation, or local enforcement could cause us to lose control or require deconsolidation.

As discussed in Note 18. Business Combination to our unaudited condensed consolidated financial statements, we consolidate our joint venture in China because we currently exercise control through our rights to a majority of the votes of the board of directors, and our ability to direct the joint venture’s key operating and financial policies. Our equity ownership in the joint venture, however, represents less than a majority of its outstanding equity interests.

Because our consolidation is based on governance and contractual rights rather than full equity control, there is no assurance that we will continue to have the ability to direct the activities that most significantly affect the joint ventures’ economic performance. Any changes in the joint venture’s governing documents, shareholder arrangements, local corporate law, or government interpretation of control could limit our decision-making authority or cause us to lose our ability to consolidate the entity under U.S. GAAP.

If we were required to deconsolidate the joint venture, we would record our remaining interest under the equity method or at fair value, which could result in a material gain or loss and would significantly reduce our reported revenues, assets, and liabilities. In addition, loss of control could impair our strategic position in the Chinese market and require us to reassess our local operating model.

Given the evolving nature of foreign ownership restrictions, corporate governance enforcement, and national security considerations in China, our continued ability to consolidate the joint venture cannot be assured, and any loss of control could materially and adversely affect our financial condition, results of operations, and disclosures in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously disclosed in a Current Report on Form 8-K, none.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Roadzen Inc. on July 30, 2025).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Roadzen Inc. on July 30, 2025).
10.3	Form of Amendment to Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Roadzen Inc. on July 30, 2025).
10.4	Form of Placement Agency Agreement, dated July 27, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Roadzen Inc. on July 31, 2025).
10.5	Form of Securities Purchase Agreement, dated July 27, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Roadzen Inc. on July 31, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
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

Dated: November 13, 2025

