Form 10-K/A
period 2025-03-31
Roadzen Inc.
filed 2025-11-20
CIK 1868640

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which was filed with the Securities and Exchange Commission on June 26, 2025 (the “Original Filing”), is being filed to include the information required by Item 15 under Part IV of this Form 10-K/A. When the Company filed the Original Filing, it unintentionally omitted a Consent from our Independent Registered Public Accounting Firm. As a result of this amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A; and (2) a Consent of our Independent Registered Public Accounting Firm dated November 19, 2025, relating to its reports dated June 26, 2025 is being filed. Accordingly, the exhibits listed under Item 15 of Part IV of this Form 10-K/A are being updated to reflect the consent and new certifications described above. All references to “we,” “us,” and “our,” or the “Company” in this Form 10-K/A refer to Roadzen Inc.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

Table of Contents

Page
PART IV
Item 15.	Exhibits, Financial Statement Schedules	1

i

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(3) Exhibits.

The following is a list of exhibits filed, furnished, or incorporated by reference as part of this Amendment No. 1 to our Annual Report on Form 10-K.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Memorandum and Articles of Association of Roadzen Inc.	8-K	001-40194	3.1	9/26/2023

4.1	Form of Specimen Ordinary Shares Certificate of Roadzen Inc.	8-K	001-40194	4.1	9/26/2023

4.2	Form of Warrant Certificate of Roadzen Inc.	8-K	001-40194	4.2	9/26/2023

4.3	Warrant Agreement, dated November 22, 2021	8-K	001-40194	4.1	11/29/2021

4.4	Form of convertible debenture	8-K	001-40194	4.1	1/24/2024

4.5	Form of Senior Secured Notes (incorporated by reference to Exhibit 4.1 of Roadzen’s Current Report on Form 8-K (File No. 001-41094), filed with the Securities and Exchange Commission on April 4, 2024).	8-K	001-40194	4.1	4/4/2024

4.6	Amended and Restated Warrant	8-K	001-40194	4.1	3/5/2025

4.7	Form of Placement Agent Warrant	8-K	001-41094	4.1	1/6/2025

4.8	Form of Pre-Funded Warrant	8-K	001-41094	4.1	12/17/2024

4.9	Form of Representative Warrant	8-K	001-41094	4.2	12/17/2024

4.10	Amended and Restated Senior Secured Note, dated July 26, 2024	8-K	001-41094	4.1	7/30/2024

4.11	Form of Warrants.	8-K	001-41094	4.1	4/26/2024

10.1	Security Purchase Agreement, dated March 31, 2025	8-K	001-40194	10.1	4/1/2025

10.2	Form of Junior Convertible Note	8-K	001-40194	10.2	4/1/2025

10.3 †	Forward Purchase Agreement, dated August 25, 2023	8-K	001-40194	10.1	8/25/2023

1

10.4 †	Subscription Agreement, dated August 25, 2023	8-K	001-40194	10.2	8/25/2023

10.5 †	Registration Rights Agreement, dated as of November 22, 2021, by and among Vahanna Tech Edge Acquisition I Corp., Vahanna LLC and Mizuho Securities USA LLC	8-K	001-40194	10.3	11/29/2021

10.6 †	Form of Lock-up Agreement	Amendment No.4 to Form S-4	333-269747	10.8	8/14/2023

10.7	Note Purchase Agreement, dated June 30, 2023, by and among Roadzen, Inc., Mizuho Securities USA LLC and other parties named thereto	S-4	333-269747	10.11	7/30/2023

10.8	Form of Indemnification Agreement.	8-K	001-40194	10.7	9/6/2023

10.9 †	Roadzen Inc. 2023 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.8 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on September 26, 2023)	8-K	001-40194	10.8	9/26/2023

10.10 †	Roadzen Inc. 2023 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.9 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on September 26, 2023)	8-K	001-40194	10.9	9/26/2023

10.11	Note Purchase Agreement, dated June 30, 2023, by and among Roadzen, Inc., Mizuho Securities USA LLC and other parties named thereto.	Amendment No. 4 to Form S-4	333-269747	10.11	8/14/2023

10.12	Forward Purchase Agreement Confirmation Amendment dated as of January 30, 2024	8-K	001-41094	10.1	2/5/2024

10.13	Securities Purchase Agreement, dated as of December 15, 2023, between Roadzen Inc. and the investors party thereto from time to time	8-K	001-41094	10.1	1/24/2024

10.14	Letter agreement, dated as of January 19, 2024, between Roadzen Inc. and Supurna VedBrat.	8-K	001-41094	10.2	1/24/2024

10.15	Employment Agreement dated January 4, 2024 between Roadzen Inc. and Jean-Noël Gallardo (incorporated by reference to Exhibit 10.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-41094), filed with the Securities and Exchange Commission on January 8, 2024).	8-K	001-41094	10.1	1/8/2024

10.16	Securities Purchase Agreement, dated as of March 28, 2024 (incorporated by reference to Exhibit 10.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-41094), filed with the Securities and Exchange Commission on April 4, 2024).	8-K	001-41094	10.1	4/4/2024

10.17	Amendment No. 2 to Senior Secured Note Purchase Agreement, dated as of February 28, 2025.	8-K	001-41094	10.1	3/5/2025

10.18	Placement Agency Agreement, dated January 2, 2025	8-K	001-41094	10.1	1/6/2025

10.19	Form of Subscription Agreement, dated as of December 27, 2024	8-K	001-41094	10.1	1/2/2025

10.20	Form of Lock-Up Agreement, dated as of December 27, 2024	8-K	001-41094	10.2	1/2/2025

10.21	Underwriting Agreement dated December 15, 2024 between Roadzen Inc. and ThinkEquity LLC.	8-K	001-41094	1.1	12/17/2024

2

10.22	Form of Amendment No. 1 to Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	8-K	001-41094	10.1	11/8/2024

10.23	Form of Lock-Up Amendment	8-K	001-41094	10.1	9/27/2024

10.24	Form of Binding Term Sheets dated as of July 18, 2024.	8-K	001-41094	10.1	7/22/2024

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-41094), filed with the Securities and Exchange Commission on September 26, 2023).	8-K	001-41094	14.1	9/26/2023

19.1	Insider Trading Policy	10-K	001-41094	19.1	6/26/2025

21.1	List of Subsidiaries.	8-K	001-41094	21.1	9/26/2023

23.1*	Consent of ASA & Associates LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy	10-K	001-41094	97.1	7/1/2024

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADZEN INC.

Date: November 19, 2025	By:	/s/ Rohan Malhotra
	Name:	Rohan Malhotra
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rohan Malhotra	Chief Executive Officer and Director	November 19, 2025
Rohan Malhotra	(Principal Executive Officer)

/s/ Jean-Noël Gallardo	Chief Financial Officer	November 19, 2025
Jean-Noël Gallardo	(Principal Financial and Accounting Officer)

/s/ Steven Carlson	Chairman and Director	November 19, 2025
Steven Carlson

/s/ Supurna VedBrat	Director	November 19, 2025
Supurna VedBrat

/s/ Zoë Ashcroft	Director	November 19, 2025
Zoë Ashcroft

/s/ Diane B. Glossman	Director	November 19, 2025
Diane B. Glossman

4