Form 10-Q
period 2025-12-31
Roadzen Inc.
filed 2026-02-12
CIK 1868640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 10, 2026, there were 79,695,672 Ordinary Shares, $0.0001 par value per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Roadzen Inc.

Unaudited Condensed Consolidated Balance Sheets

(in US $, except share count)

	As of December 31,	As of March 31,
Particulars	2025	2025
Assets
Current assets:
Cash and cash equivalents	5,143,430	4,836,576
Accounts receivable, net	3,714,226	2,625,385
Inventories	176,670	202,535
Prepayments and other current assets	24,894,684	19,092,595
Investments	227,958	197,805
Total current assets	34,156,968	26,954,896
Non current assets
Restricted cash	221,192	217,064
Non marketable securities	269,470	269,470
Property and equipment, net	755,224	602,923
Goodwill	4,133,839	2,061,553
Operating lease right-of-use assets	1,178,658	1,109,219
Intangible assets, net	3,972,183	1,243,253
Other long-term assets	177,612	120,972
Total Non current assets	10,708,178	5,624,454
Total assets	44,865,146	32,579,350

Liabilities and shareholders’ Equity/(Deficit)
Current liabilities
Current portion of long-term borrowings	5,757,960	2,904,444
Short-term borrowings	18,551,397	19,865,645
Accounts payable and accrued expenses	29,247,388	30,254,010
Derivative warrant liabilities	3,759,871	1,489,818
Short-term operating lease liabilities	435,630	318,921
Other current liabilities	5,445,033	2,102,466
Total current liabilities	63,197,279	56,935,304
Non current liabilities
Long-term borrowings	4,848,067	139,775
Long-term operating lease liabilities	335,484	628,400
Other long-term liabilities	572,469	566,651
Total Non current liabilities	5,756,020	1,334,826
Total liabilities	68,953,299	58,270,130

Commitments and contingencies (refer note 22)

Shareholders’ Equity/(Deficit)
Ordinary Shares and additional paid in capital, $0.0001 par value per share, 220,000,000 shares authorized as of December 31, 2025 and March 31, 2025; 79,497,576, and 74,290,986 shares outstanding as of December 31, 2025 and March 31, 2025 respectively	107,530,034	95,501,291
Accumulated deficit	(238,986,997)	(223,826,442)
Accumulated other comprehensive income/(loss)	(1,159,467)	(468,859)
Other components of equity	106,020,498	103,720,113
Total shareholders’ deficit	(26,595,932)	(25,073,897)

Non-controlling interest	2,507,779	(616,883)
Total deficit	(24,088,153)	(25,690,780)
Total liabilities and Total Deficit	44,865,146	32,579,350

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Operations

(in US $, except share count)

Particulars	For the three months ended December 31,		For the nine months ended December 31,
	2025	2024	2025	2024
Revenue	14,355,675	12,086,286	38,900,488	32,891,901
Costs and expenses:
Cost of services	5,213,025	4,275,787	15,740,057	14,920,847
Research and development	293,956	249,635	524,019	3,535,778
Sales and marketing	7,377,646	7,659,408	19,761,985	21,538,665
General and administrative	3,522,941	2,770,320	9,907,639	49,027,468
Depreciation and amortization	311,600	299,949	1,186,806	973,670
Total costs and expenses	16,719,168	15,255,099	47,120,506	89,996,428
Loss from operations	(2,363,493)	(3,168,813)	(8,220,018)	(57,104,527)
Interest expense (net)	(3,187,180)	(1,085,326)	(5,378,039)	(2,533,846)
Fair value gains/(losses) in financial instruments carried at fair value	(5,175,767)	1,722,864	(4,619,573)	(16,526,145)
Other income (net)	1,217,283	(60,082)	2,523,290	3,214,798
Total other income/(expense)	(7,145,664)	577,456	(7,474,322)	(15,845,193)
Loss before income taxes and equity-method investment activity	(9,509,157)	(2,591,357)	(15,694,340)	(72,949,720)
Equity method investment activity, net	-	-	-	-
(Loss)/Income before income tax expense	(9,509,157)	(2,591,357)	(15,694,340)	(72,949,720)
Less: income tax (benefit)/expense	(23,627)	(9,068)	67,178	(83,682)
Net (loss)/income before non-controlling interest	(9,485,530)	(2,582,289)	(15,761,518)	(72,866,038)
Net loss attributable to non-controlling interest, net of tax	(337,093)	(64,599)	(499,207)	(131,284)
Net Loss attributable to Ordinary shareholders	(9,148,437)	(2,517,690)	(15,262,311)	(72,734,754)
Net loss per share attributable to Ordinary shareholders
Basic and diluted	(0.12)	(0.04)	(0.20)	(1.06)
Weighted-average number of shares used in computing net loss per share	78,786,713	68,882,560	76,728,261	68,588,608

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Cash Flow

(in US $, except share count)

	For the Period ended December 31,
Particulars	2025	2024

Cash flows from operating activities
Net loss per share attributable to Ordinary shareholders	(15,262,311)	(72,734,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,186,806	973,670
Stock based compensation	380,058	47,135,419
Deferred income taxes		(221,135)
Unrealised foreign exchange loss/(profit)	(341,717)	17,102
Fair value losses/(profits) in financial instruments carried at fair value	4,619,573	16,526,145
Expected credit loss (net of reversal)	112,029	185,903
Expense settled through issuance of equity	1,034,500	-
Balances written off/(back)	(1,545,749)	(3,194,072)
Net loss attributable to non-controlling interest, net of tax	(499,207)	(131,284)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Inventories	25,865	(45,899)
Income taxes, net		-
Accounts receivables, net	(646,657)	584,063
Prepayments and other assets	(5,164,071)	(2,443,471)
Accounts payable and accrued expenses	(1,067,076)	653,566
Other liabilities	696,833	(1,736,497)
Net cash used in operating activities	(16,471,124)	(14,431,244)
Cash flows from investing activities
Purchase of property and equipment, intangible assets and goodwill	(825,508)	(50,418)
Proceeds from sale of mutual fund		472,140
Investment in mutual funds and bonds	112,845	-
Proceeds from forward purchase agreement		1,000,000
Net cash used in investing activities	(712,663)	1,421,722
Cash flows from financing activities
Proceeds from issue of ordinary shares	6,509,929	2,503,752
Proceeds from issue of equity shares of subsidiary to the Non-controlling interest	6,545,789	-
Net proceeds/(payments) from long term borrowings	4,823,639	26,047
Net proceeds/(payments) from short-term borrowings	(1,910,612)	4,703,098
Net cash generated from financing activities	15,968,745	7,232,897
Effect of exchange rate changes on cash and cash equivalents	20,494	41,528
Net (decrease)/increase in cash and cash equivalents (including restricted cash)	(1,194,549)	(5,735,097)
Cash acquired in business combination	1,505,531	-
Cash and cash equivalents at the beginning of the period (including restricted cash)	5,053,640	11,565,088
Cash and cash equivalents at the end of the period (including restricted cash)	5,364,622	5,829,991

Reconciliation of cash and cash equivalents
Cash and cash equivalents	5,143,430	5,812,935
Restricted cash	221,192	17,056
Total cash and cash equivalents	5,364,622	5,829,991

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	4,747,192	1,472,564
Non-cash investing and financing activities
Consideration payable in connection with acquisitions	2,878,617	488,000
Interest accrued on borrowings	2,362,125	508,891

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in US $, except share count)

	For the three months ended December 31,		For the nine months ended December 31,
	2025	2024	2025	2024
Net (loss)/income	(9,148,437)	(2,517,690)	(15,262,311)	(72,734,754)
Net loss per share attributable to Roadzen Inc. common stockholders	(9,148,437)	(2,517,690)	(15,262,311)	(72,734,754)
Basic and diluted	(0.12)	(0.04)	(0.20)	(1.06)
Weighted-average number of shares outstanding used to compute net loss per share attributable to Roadzen Inc. common stockholders	78,786,713	68,882,560	76,728,261	68,588,608
Other comprehensive income, net of tax:
Changes in foreign currency translation reserve	(181,616)	482,318	(730,059)	289,746
Less: changes in foreign currency translation reserve attributable to non-controlling interest	(155,634)	4,150	(10,303)	2,396
Other comprehensive income (loss) attributable to Ordinary shareholders	(25,982)	478,168	(719,756)	287,350
Total comprehensive loss attributable to Ordinary shareholders	(9,174,419)	(2,039,522)	(15,982,067)	(72,447,404)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ deficit

(in US $, except share count)

	Shareholders’ Equity/(Deficit)						Accumulated
	Ordinary shares and additional paid in capital		Accumulated	Shares to be	Debenture Redemption	Stock based compensation	other comprehensive	Total shareholders’
Particulars	Shares	Amount	deficit	issued	Reserve	Reserve	loss	deficit
Balance as of April 1, 2024	68,440,829	84,974,378	(151,008,419)		257,571	56,303,135	(600,501)	(10,073,836)
Movement attributable to stock based Compensation Reserve						26,230,989		26,230,989
Net profit attributable to ordinary shareholders	-	-	(48,407,025)		-	-	-	(48,407,025)
Other comprehensive income	-	-	-		-	-	(284,598)	(284,598)
Balance as of June 30, 2024	68,440,829	84,974,378	(199,415,444)		257,571	82,534,124	(885,099)	(32,534,470)
Movement attributable to stock based Compensation Reserve	-	-	-		-	20,746,267	-	20,746,267
Net profit attributable to ordinary shareholders	-	-	(21,810,039)		-	-	-	(21,810,039)
Other comprehensive income	-	-	-		-	-	(512,342)	(512,342)
Balance as of September 30, 2024	68,440,829	84,974,378	(221,225,483)		257,571	103,280,391	(372,757)	(33,085,900)
Balance as of October 1, 2024	68,440,829	84,974,378	(221,225,483)		257,571	103,280,391	(372,757)	(33,085,900)
Net profit attributable to Ordinary shareholders	-	-	(2,517,690)		-	-	-	(2,517,690)
Other comprehensive income	-	-	-		-	-	287,350	287,350
Movement attributable to stock based Compensation Reserve	-	-	-		-	158,163	-	158,163
Impact of issuance/repayment of debenture	-	-	11,178		(11,178)	-	-	-
Issuance of ordinary shares	3,527,857	5,941,752	-		-	-	-	5,941,752
Balance as of December 31, 2024	71,968,686	90,916,130	(223,731,995)		246,393	103,438,554	(85,407)	(29,216,325)

Balance as of April 1, 2025	74,290,986	95,501,291	(223,826,442)		205,162	103,514,951	(468,859)	(25,073,897)
Issuance of Ordinary share during the period through PIPE	1,109,567	1,386,959	-		-	-	-	1,386,959
Issuance of Ordinary shares during the period through conversion of loan	-	-	-		-	-	-	-
Net profit attributable to Ordinary shareholders	-	-	(4,005,770)		-	-	-	(4,005,770)
Other comprehensive income	-	-	-		-	-	(461,065)	(461,065)
Movement attributable to stock based Compensation Reserve	-	-	-		-	71,353	-	71,353
Balance as of June 30, 2025	75,400,553	96,888,250	(227,832,212)		205,162	103,586,304	(929,924)	(28,082,420)
Issuance of Ordinary share during the period through PIPE	200,000	250,000	-		-	-	-	250,000
Net profit attributable to Ordinary shareholders	-	-	(2,108,104)		-	-	-	(2,108,104)
Other comprehensive income	-	-	-		-	-	(203,561)	(203,561)
Movement attributable to stock based Compensation Reserve	-	-	-		-	62,381	-	62,381
Issuance of ordinary shares	1,730,769	2,057,500	-		-	-	-	2,057,500
Balance as of September 30, 2025	77,331,322	99,195,750	(229,940,316)	-	205,162	103,648,685	(1,133,485)	(28,024,204)
Balance as of October 01, 2025	77,331,322	99,195,750	(229,940,316)	-	205,162	103,648,685	(1,133,485)	(28,024,204)
Issuance of Ordinary share during the period through PIPE			-	-	-	-	-	-
Net profit attributable to Ordinary shareholders	-	-	(9,148,437)	-	-	-	-	(9,148,437)
Other comprehensive income	-	-	-	-	-	-	(25,982)	(25,982)

Shares issuable movement during the period				2,022,083				2,022,083
Transaction with non controlling interest holders		5,484,314						5,484,314
Movement attributable to stock based Compensation Reserve	-	-	-		-	246,324	-	246,324
Reclassification on redeemption of debenture	-	-	101,756	-	(101,756)	-	-	-
Issuance of ordinary shares	2,166,254	2,849,970	-	-	-	-	-	2,849,970
Balance as of December 31, 2025	79,497,576	107,530,034	(238,986,997)	2,022,083	103,406	103,895,009	(1,159,467)	(26,595,932)

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

The Company has experienced operating losses in current and preceding periods. As of December 31, 2025 and 2024, the Company also has negative operating cash flows and negative working capital position. These events among others, raise substantial doubt over the Company’s ability to continue as a going concern for a reasonable period of time. The Company expects to have ongoing requirements for capital investment to implement its business plans to achieve revenue growth forecast, control operating costs, and meet cash flow requirements. The Company’s ability to continue as a going concern is dependent upon, among other things, the Company’s mitigation plan to (i) raise additional funds from existing or new credit facilities (ii) receive funds by raising additional share capital and/or (iii) re-structure existing liabilities.

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

Assets	Useful lives
Office and electrical equipment	3-5 years
Computers	3 years
Furniture and fixtures	10 years
Motor Vehicle and other equipment	3-10 years

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

Research and development expense consists of personnel costs incurred by the technology development team, subscription costs and other costs associated with ongoing improvements to, and maintenance of, internally developed software, as well as share-based compensation expenses and allocation of certain corporate costs.

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

3. Cash, cash equivalents and restricted cash

	As of December 31, 2025	As of March 31, 2025
Balances with banks
In current accounts	5,136,703	4,829,632
Cash in hand	6,727	6,944
	5,143,430	4,836,576
Restricted cash and cash equivalents (non - current)	221,192	217,064

4. Accounts receivables, net

	As of December 31, 2025	As of March 31, 2025
Accounts receivable	4,417,555	3,216,711
Less: allowance for credit losses	(703,329)	(591,326)
Accounts receivable, net	3,714,226	2,625,385

The following table provides details of the Company’s allowance for credit accounts:

	As of December 31, 2025	As of March 31, 2025
Balance, beginning of period	591,326	345,211
Additions charged	198,749	259,293
Effect of exchange rate changes	(86,746)	(13,178)
Balance, end of period	703,329	591,326

5. Prepayments and other current assets

	As of December 31, 2025	As of March 31, 2025
Balance with statutory authorities	2,867,117	1,496,055
Unbilled revenue	9,330,559	6,201,942
Advances given	2,953,556	1,555,929
Other receivables (net of doubtful receivables of $2,800,000 as of December 31, 2025 and March 31, 2025)	146,708	-
Prepayments	715,189	1,100,063
Forward purchase agreement	8,628,301	8,628,301
Deposits	250,230	110,305
Interest Accrued	3,024	-
	24,894,684	19,092,595

i) Advances given include:

a) $2,257,980 and $1,135,108 of advances to suppliers as of December 31, 2025 and March 31, 2025, respectively.

b) $372,383 and $128,654 of advances to employees as of December 31, 2025 and March 31, 2025, respectively. Advances to employees include related party balances of $52,935 and $71,382 as of December 31, 2025 and March 31, 2025, respectively.

c) $1,929,060 in advances were extended to Peoplebay Consultancy Services Private Limited, FA Events & Media Private Limited, and FA Premium Insurance Private Limited. However, due to a loss of control over these entities during the previous year, the Company is doubtful on the recovery of these advances and has consequently created a provision.

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

The FPA represents the recognition of the cash payments to the Seller of $41.2 million (including prepayment of $41.15 million and the reimbursable transaction cost of $0.05 million) with regard to 3,138,628 shares (the “Recycled Shares”) and 702,255 shares (the “FPA Subscription Shares”). The fair value of the FPA receivable is comprised of the Prepayment Amount (as defined in the FPA, $41.2 million) and is reduced by the economics of the downside provided to the Sellers ($32.6 million) and the estimated consideration payment at the Cash Settlement Payment Date ($8.6 million). During the year ended March 31, 2025, an additional $1 million was received from the Seller, bringing the total cash receipts to $4.8 million.

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

7. Property and equipment, net

The components of property and equipment, net were as follows:

	As of December 31, 2025	As of March 31, 2025
Computers	553,934	477,765
Office equipment	707,902	222,467
Motor Vehicle and other equipment	269,054	233,560
Furniture & fixtures	58,744	267,767
Electrical equipment	30,519	30,811
Leasehold improvement	30,201	31,192
Total	1,650,354	1,263,562
Less: Accumulated depreciation	(895,130)	(660,639)
Property and equipment, net	755,224	602,923

For the quarter ended December 31, 2025, the Company capitalized property and equipment amounting to $38,323 (cumulative translation adjustment (CTA) impact of $(3,889)). For the year ended March 31, 2025, the disposals amounted to $44,547 (capitalization of $424,910, transfers of $61,209, and cumulative translation adjustment (CTA) impact of $(1,218)).

The Company capitalized assets totaling $9,460 for the period ended December 31, 2025, and disposed of assets totaling $182,739 (net of additions of $37,321) during the year ended March 31, 2025, primarily related to computer equipment.

Depreciation expense on property and equipment amounted to $40,816 and $142,027 for the periods ended December 31, 2025 and March 31, 2025, respectively, of which $6,330 and $62,130 related to computers.

8. Intangible assets, net

	As of December 31, 2025	As of March 31, 2025
Software for internal use	9,600,356	8,281,900
Customer contracts	2,705,865	1,163,052
Intangible assets under development	1,030,525	712,964
Intellectual property	150,815	150,662
Trademark	15,564	53
Total	13,503,125	10,308,631
Less: accumulated depreciation and amortization	(9,487,303)	(9,021,736)
Less: impairment loss	(43,639)	(43,642)
Intangible assets, net	3,972,183	1,243,253

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

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For Year Ended December 31:	Amount
2026	345,955
2027	588,040
2028 and thereafter	485,807

9. Other long-term assets

	As of December 31, 2025	As of March 31, 2025
Deposits	12,102	12,657
Advances	165,510	103,312
Interest accrued	-	5,003
	177,612	120,972

10. Accounts payable and accrued expenses

	As of December 31, 2025	As of March 31, 2025
Accounts payable	14,757,829	17,484,895
Accrued expenses	10,756,948	8,599,752
Amounts due to employees	879,037	780,695
Due to insurer	2,853,574	3,388,668
	29,247,388	30,254,010

1)	Accounts Payable includes related to the cost of services, operating expenses and SPAC Payable amounting to $828,555, $6,945,295 and $6,983,979 as of December 31, 2025, and $1,084,594, $8,024,048 and $8,376,253 as of March 31, 2025, respectively.

2)	Accrued Expenses comprise related to the cost of services, operating expenses, interest due but not paid and related party balances totaling $1,579,556, $6,139,691, $2,362,125 and $207,500 as of December 31, 2025, and $1,478,125, $4,897,994, $2,123,633 and $100,000 as of March 31, 2025, respectively.

3)	Amounts Due to Employees, comprising salary and reimbursement payables, include related party balances of $50,085 and $74,062 as of December 31, 2025 and March 31, 2025, respectively.

4)	Sum due to insurer represents the net amounts of premium due to insurer based on the respective contract with each insurer. The net amount due is equal to the gross written premium less the Company’s commission for policies that have reached their effective date. Sum due to insurer is $2,853,574 as of December 31, 2025, which represents funds from the insurer to meet working capital requirements/contingencies arising out of claims settlement.

11. Other current liabilities

Other current liabilities consist of the following:

	As of December 31, 2025	As of March 31, 2025
Statutory liabilities	1,305,257	535,493
Deferred revenue	712,443	893,822
Advances from customers	325,456	86,653
Retirement benefits	8,514	25,464
Contingent consideration upon business combination (1)	1,390,617	-
Other payables (2)	1,702,746	561,034
	5,445,033	2,102,466

(1)	Fair value of the contingent consideration payable as a result of the acquisition of EliteCover Insurance Solutions, Inc. amounting to $1,390,617 as on December 31, 2025.

(2)	Includes consideration of $488,000 payable on acquisition of National Automobile Club and $1,000,000 to EliteCover Insurance Solutions, Inc.

12. Derivative warrant liabilities

Fair valuation of warrants issued to lenders as a part of a senior secured note agreement entered into between Roadzen (DE) and Mizuho Securities USA LLC (“Mizuho”) on June 30, 2023 as administrative agent amounted to $3,452,371 as at December 31, 2025. Each warrant grants the holder the right to purchase one Ordinary Share of the Company at an exercise price of $0.001 with a cashless settlement option where the difference between the exercise price and the market price would be paid to the warrant holder in the form of Ordinary Shares. Since the Company has warrants traded under the symbol RDZNW, the market price method was used to compute the fair market value on the reporting date. The warrants issued are recognized as derivative liabilities and were initially measured using the Black-Scholes model and are subsequently remeasured at each reporting period with changes recorded in the consolidated statements of operation. On May 14, 2024, as required by the terms of the senior secured notes agreement, the Company issued to Mizuho a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.001 per share.

The assumptions used in calculating estimated fair value of the warrant due as of December 31, 2025 is as follows:

Closing price	$2.41
Risk Free rate	4.15%
Dividend Yield	0%
Volatility	141.73%
Expected Life of the option	2 years

Pursuant to the terms of a securities purchase agreement entered into on March 28, 2024 among the Company, Ms. Supurna VedBrat and Krishnan-Shah Family Partners, LP (the “March 2024 SPA”), the Company issued on April 22, 2024 warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP, warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat on June 20, 2024, and warrants to purchase an additional 50,000 Ordinary Shares to Ms. VedBrat on October 27, 2024 (such warrants collectively the “March 2024 SPA Warrants”). Each March 2024 SPA Warrant will be exercisable at any time during the period commencing on March 28, 2025 (or earlier under certain circumstances described in the March 2024 SPA Warrants) (as applicable, the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of the Company, if earlier). The exercise price of the March 2024 SPA Warrants is equal to 80% of the lower of (i) the volume weighted average price (the “VWAP”) of the Ordinary Shares, as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding pursuant to the March 2024 SPA, (ii) the opening price of any public offering of straight equity securities of the Company occurring within six months after the issue date of the March 2024 SPA Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. Ms. VedBrat is a director of the Company. Ajay Shah, another director of the Company, and his wife, are trustees of the general partner of the Krishnan-Shah Family Partners, LP. The fair value of the warrants issued to Supurna VedBrat and Krishnan-Shah Family Partners, LP amounts to $307,500 as at December 31, 2025.

The assumptions used in calculating estimated fair value of warrants due as of December 31, 2025 is as follows:

Closing price	$2.41
Risk Free rate	4.15%
Volatility	141.73%
Expected Life of the option	3 years

13. Borrowings

A.	Long-term borrowings consist of the following:

	As of December 31, 2025	As of March 31, 2025
Loans from banks (note a)	184,443	167,177
Secured debentures (note b)	618,118	1,718,596
Convertible debenture (note c)	1,402,551	1,158,446
Convertible Notes (note d)	8,400,915	-
Less: current portion of long-term borrowings	(5,757,960)	(2,904,444)
	4,848,067	139,775

a)	Loan from banks:

Particulars	Interest rate	Maturity date	Amount outstanding
Long-term borrowings from banks	9.00%	1-May-29	12,104
Long-term borrowings from banks	8.85%	1-Oct-29	18,349
Long-term borrowings from banks	8.85%	5-Jan-30	14,089
Long-term borrowings from banks	8.85%	5-Jan-30	14,089
Long-term borrowings from banks	8.85%	5-May-30	32,015
Long-term borrowings from banks	8.75%	10-Aug-30	81,270
Long-term borrowings from banks	9.25%	10-Aug-30	12,527
			184,443

The above loans are vehicle loans and secured by way of hypothecation against the vehicle for which each loan is granted.

b)	Secured debentures:

Particulars	Interest rate	Maturity date (as amended)	Amount outstanding
N1-N4 Series Debentures	19.25%-20%	31-Mar-25	618,118

During the quarter, the Company repaid an aggregate amount of $1,017,560 towards its secured debentures. However, due to the absence of tranche-wise repayment information, management is unable to identify the specific series of debentures to which the repayments relate. Accordingly, the closing outstanding balance of $618,118 has been disclosed on an aggregate basis for all secured debenture series. The debentures are secured by a subordinated lien on intellectual property, current assets and movable property and equipment of certain material foreign subsidiaries.

During the quarter ended September 30, 2024, the Company has entered into a modification arrangement with the debenture holders, resulting in amendment to the repayment terms for the following series of debentures:

Particulars	Original terms (Months)	Modified Terms (Months)
N1 Series Debentures	24	34
N2 Series Debenture	24	32
N3 Series Debentures	18	28
N4 Series Debentures	13	27

The Company has not honored the repayment of the above debentures as on the amended date but has obtained an extension from the lender up to November 30, 2025. In October 2025, the Company started new negotiations to settle the principal, accrued interest and late payment charges for cash and equity in the Company’s Indian subsidiary, Roadzen Technologies Pvt., Ltd by March 15, 2026.

c)	Convertible debenture

During the period ended December 31, 2025, the Company had outstanding $1.10 million unsecured convertible debentures to different parties. The debentures carry a contractual maturity date of December 15, 2025 and bear interest at 13% per annum, unless otherwise specified below. As at December 31, 2025, the Company has not honored the repayment and no conversion option under the debentures had also been exercised.

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

As of December 31, 2025, the fair value of warrants was estimated using appropriate valuation techniques, with key assumption as follows:

Risk free rate	4.18%
Volatility	141.73%
Annual Interest rate	13%
Conversion Price	$10

d) Convertible Notes

During the quarter ended December 31, 2025, the Company entered into a securities purchase agreement with an institutional investor pursuant to which it issued junior convertible notes with an aggregate principal amount of $5.56 million, for gross proceeds of $5.0 million, before fees and other expenses. The notes were issued on November 21, 2025 pursuant to a registered public offering.

The convertible notes have a contractual maturity of 18 months from the date of issuance and bear interest at a rate of 14% per annum, increasing to 18% per annum upon the occurrence and during the continuation of an event of default. A portion of the principal amount of $0.93 million, together with accrued but unpaid interest, is payable in quarterly installments, commencing three months from the date of issuance.

The notes are convertible at the option of the holders, in whole or in part, at any time, into the Company’s ordinary shares at an initial conversion price of $2.25 per share, subject to customary anti-dilution adjustments and beneficial ownership limitations. Conversion is restricted to the extent that such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding ordinary shares, which threshold may be increased up to 9.99% upon prior notice by the holder.

The Company may redeem all or any portion of the outstanding convertible notes upon written notice by paying the outstanding principal amount together with accrued interest and a make-whole amount, as defined in the note agreement. Upon the occurrence of an event of default, the holders may require redemption of the notes or elect conversion at the applicable default conversion price. The fair valuation of the convertible notes as of December 31, 2025 is $8,400,915.

As of December 31, 2025, the fair value of convertible notes was estimated using appropriate valuation techniques, with key assumption as follows:

Risk free rate	4.15%
Volatility	141.73%
Annual Interest rate	14%
Conversion Price	$2.25

e) As of December 31, 2025, the aggregate maturities of long-term borrowings are as follows:

Period ending December 31, 2026	5,757,960
Period ending December 31, 2027	1,896,057
Period ending December 31, 2028	44,003
Period ending December 31, 2029 and onwards	65,287
7,763,307

B. Short-term borrowings

	As of December 31, 2025	As of March 31, 2025
Loans from banks (note a)	283,009	263,846
Loans from related parties	148,409	115,086
Loans from others (note b)	18,119,979	19,486,713
	18,551,397	19,865,645

a)	Loans from banks and others

Particulars	Weighted average borrowing rate
Short-term borrowings from banks and others	22.53%

b)	Loans from others

1.	During the quarter ended June 30, 2023, Roadzen (DE) entered into a $7.5 million senior secured notes agreement with Mizuho as a lender and administrative agent, which originally had a maturity date of June 30, 2024. On May 14, 2024, as required by the terms of the senior secured notes agreement, the Company issued to the lender, a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.001 per share. On July 26, 2024, the Company entered into Amendment No. 1 to the senior secured notes, providing for an additional $4 million in principal amount to a total of $11.5 million, and an extension of the maturity date to December 31, 2025. Terms of the notes are otherwise the same as the original notes issued in June 2023, including an interest rate of 15% per annum, and did not require any additional warrants.

2.	As the accounting acquirer Roadzen (DE) has assumed promissory note amounting to $2.7 million at a discount of 10% which was obtained to finance transaction costs in connection with the Business Combination. The promissory note is not convertible and interest of 20% per annum and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. During the quarter, an aggregate amount of $250,000 of principal and $136,959 of accrued interest under the promissory note was settled through issuance of 309,567 Ordinary Shares of the Company. Following such settlement, the outstanding balance of the promissory note was reduced accordingly. The Company has not honored repayment of the promissory note on its original due date.

Additionally, Roadzen (DE) also assumed a convertible promissory note amounting to $1.03 million which was obtained to finance transaction costs in connection with the Business Combination. The convertible promissory note is a non interest-bearing instrument and payable upon the consummation of the Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the holder’s discretion. The warrants would be identical to the private placement warrants described in note 16. The Company has not honored repayment of the promissory note on its due date.

3.	During the quarter ended March 31, 2024 and June 30, 2024 the Company issued three $0.5 million notes totaling $1.5 million at an interest rate of 17.5% and maturing on the sixth month anniversary of each note’s funding, although failure to pay the principal and accrued interest by that date does not constitute an event of default, increasing two percentage points each month thereafter to a maximum of 29.5%. During the quarter ended December 31, 2025, the Company paid off one note in full, as well as the principal on a second note. Subsequent to the reporting date, the Company paid off the full accrued interest on the second note, thereby leaving one note outstanding with a total balance of $0.7 million including all accrued interest.

4.	During the year ended March 31, 2023, Roadzen Technologies Private Limited (“RZT”) secured loan facilities from Cambridge Innovations Private Limited amounting to $0.27 million bearing an interest rate of 8% annually, repayable within 22 months from the issuance date. The Company has obtained an extension of repayment until December 9, 2025 with the option to convert into equity in case the Company failed to repay within the originally agreed time. During the quarter ending December 31, 2025, the Company converted the principal due and all accrued interest into equity capital of RZT.

5.	On March 31, 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Junior Investor”) under which the Company agreed to issue and sell, in a registered public offering, junior convertible notes for up to an aggregate principal amount of $2,300,000 (the “Junior Notes”) that may be convertible into the Company’s Ordinary Shares. The Junior Notes were sold for a gross purchase price of $2,000,000 before fees and other expenses. On April 1, 2025, the Company completed the sale of the Junior Notes to the Junior Investor and issued the Junior Notes. The Junior Notes will mature one year from the date of issuance and will bear interest at a rate of 16% per annum (increasing to 18% per annum upon the occurrence and during the continuation of an event of default). 25% of the principal amount of the Junior Notes (less any amount previously converted by the holders), together with accrued but unpaid interest, is payable quarterly, commencing three months after the date of issuance.

The Junior Notes had an initial conversion price of $2.00, which was subsequently reduced to $1.40. During the quarter ended December 31, 2025 the Company fully settled the outstanding Junior Notes. An aggregate amount of $108,106 of principal and accrued interest was settled through the issuance of Ordinary Shares, with the remaining balance repaid in cash. As a result, no Junior Notes were outstanding as of the reporting date.

6.	On April 10, 2025, National Automobile Club (“NAC”) entered into an agreement with Libertas Funding, LLC (“Purchaser”) to sell a portion of its future receipts. NAC agreed to sell $774,000 of future receipts to the Purchaser for the purchase price of $588,000, net of origination fee.

7.	On November 12, 2025 Roadzen (DE) entered into a Junior Business Loan and Security Agreement with Agile Lending, LLC for a principal amount of $3.0 million, refinancing and replacing the previous Junior Business Loan and Security Agreement entered into by National Automobile Club, Inc. (“NAC”) on August 7, 2025. The loan is secured by a continuing security interest in Roadzen (DE)’s assets, including its accounts, equipment, inventory, general intangibles, and deposit accounts, together with all proceeds thereof, as defined in the agreement. The loan carries an effective payment multiplier of 1.42, inclusive of all interest and fees, is repayable in weekly installments and matures 36 weeks from the effective date, on July 22, 2026.

14. Other long-term liabilities

	As of December 31, 2025	As of March 31, 2025
Retirement benefits	337,760	269,767
Deferred tax liability	40,424	41,687
Deferred revenue	194,285	255,197
	572,469	566,651

15. Ordinary Shares

As of December 31, 2025, the Company was authorized to issue 220,000,000 Ordinary Shares, $0.0001 par value.

The holders of Ordinary Shares are entitled to receive dividends as declared from time to time and are entitled to one vote per share at meetings of the Company. In the event of liquidation, the holders of Ordinary Shares are eligible to receive an equal share in the distribution of the surplus assets of the Company based on their percent of ownership.

As of December 31, 2025, and March 31, 2025, the Company’s Ordinary Shares outstanding were 79,497,576 and 74,290,986, respectively.

The following table summarizes the Company’s Ordinary Shares reserved for future issuance on an as-converted basis:

	As of December 31, 2025	As of March 31, 2025
Remaining shares available for future issuance under the Company’s equity incentive plan	11,664,033	9,714,986
Warrants	21,768,972	21,618,972

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

As of December 31, 2025, there were 10,004,994 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. Each whole warrant entitles the registered holder to purchase one Ordinary Share at a price of $11.50 per share. The Public Warrants became exercisable as of October 20, 2023. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2025, there were 9,152,087 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Ordinary Shares issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or saleable until after 30 days after the completion of the Business Combination, subject to certain limited exceptions.

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

As of December 31, 2025, there were 150,000 March 2024 SPA Warrants, 1,432,517 Mizuho Warrants, 115,000 Dec ThinkEquity Warrant Shares and 111,115 Jan ThinkEquity Warrants Shares outstanding.

17. Revenue

The following table summarizes revenue by the Company’s service offerings:

	For the three months ended December 31, 2025	For the three months ended December 31, 2024	For the nine months ended December 31, 2025	For the nine months ended December 31, 2024
Revenue from services
Commission and Distribution Income	6,353,427	7,237,276	17,937,883	16,237,361
Income from Insurance as a Service	8,002,248	4,849,010	20,962,605	16,654,540
	14,355,675	12,086,286	38,900,488	32,891,901

There were three customers that individually represented 16%, 11% and 9% of the Company’s revenue for the period ended December 31, 2025 and one customer individually represented 31% of the Company’s accounts receivable balance as of December 31, 2025.

There were three customers that individually represented 14%, 13% and 10% of the Company’s revenue for the period ended March 31, 2025 and one customer individually represented 23% of the Company’s accounts receivable balance as of March 31, 2025.

18. Business Combination

a)	Daokang (Beijing) Data Science Company Limited

Roadzen (DE) entered into a joint venture with WI Harper VIII LLP and Shangrao Langtai Daokang Information Technology Co. Ltd. in July 2017, whereby Roadzen (DE) invested $2,500,030 in exchange for a 34.5% equity stake in Daokang. As the Company could not previously obtain reliable, adequate financial information, Daokang was fully impaired as of March 31, 2025.

During the quarter ending September 30, 2025, and effective April 1, 2025, Roadzen (BVI) and the other shareholders and directors of Daokang agreed to reaffirm Roadzen’s board, governance and management control, including one additional tiebreaking vote in the event of a deadlock, and sole authority to designate Daokang’s Chief Executive Officer who reports directly to the chairman of the board representing Roadzen, Inc. As a result, the Company received the required financial information from Daokang, thereby enabling it to consolidate Daokang’s financial results in the Company’s consolidated financial statements retroactive to April 1, 2025. Daokang is expected to continue to represent, less than 10% of the Company’s consolidated revenue on an annual basis.

The consolidation of acquired or newly consolidated businesses involves complex and subjective accounting policies and significant estimates which is yet to be accounted for, particularly in areas such as fair value measurements and purchase price allocations. The Company has also updated the risk factors with respect to the consolidation in this report under Item 1A Risk Factors.

b)	EliteCover Insurance Solutions, Inc.

During the quarter ended December 31, 2025, Roadzen (BVI) acquired 55% of the equity interest in EliteCover Insurance Solutions, Inc. (“ECI”) for a total contractual consideration of USD 2,500,000 pursuant to a Stock Purchase Agreement dated October 24, 2025. ECI is a California licensed insurance broker and managing general underwriter holding a Coverholder appointment from Lloyd’s of London. Management has determined that Roadzen obtained control over ECI effective November 30, 2025, being the date from which Roadzen obtained majority voting rights and the ability to direct the relevant activities of ECI. Accordingly, the financial results of ECI have been included in the Company’s consolidated financial statements from November 30, 2025. The acquisition has been accounted for as a business combination under ASC 805 using the acquisition method of accounting.

The fair value of purchase consideration as determined in the independent valuation report is as follows:

Initial consideration	1,000,000
Fair value of contingent consideration (milestone based)	1,390,617
Fair value of total consideration	2,390,617

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Property, plant and equipment	9,119
Working capital	(258,533)
Identifiable intangible asset – Customer relationship	808,759
Total identifiable net assets	559,345
Goodwill (Refer Note 19)	1,831,272
Total purchase consideration	2,390,617

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired has been recorded as goodwill and is primarily attributable to the expected synergies from integration of ECI’s licensed insurance distribution infrastructure.

Following are details of the purchase price allocated to the intangible asset acquired:

	Amount	Weighted average life
Acquired customer contracts	808,759	5 years

The consolidation of acquired or newly consolidated businesses involves complex and subjective accounting policies and significant estimates which is yet to be accounted for, particularly in areas such as fair value measurements and purchase price allocations. The Company has also updated the risk factors with respect to the consolidation in this report under Item 1A Risk Factors.

19. Goodwill

A summary of the changes in carrying value of goodwill is as follows:

	As of December 31, 2025	As of March 31, 2025

Opening balance	2,061,553	2,061,553
Goodwill on account of consolidation of subsidiary	2,068,006	-
Effect of exchange rate changes	4,280	-
Closing balance	4,133,839	2,061,553

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

Financial instruments measured at fair value on a recurring basis

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2025:

	December 31, 2025
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial liabilities:
Derivative warrant liabilities	-	3,759,871	-	3,759,871
Convertible Promissory Notes	-	1,029,374	-	1,029,374
Convertible Notes		-	8,400,915	8,400,915
	-	4,789,245	8,400,915	13,190,160
Financial assets:
Forward purchase agreement	-	8,628,301	-	8,628,301
	-	8,628,301	-	8,628,301

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

The following table presents a reconciliation of the Company’s Level 3 financial instruments measured and recorded at fair value on a recurring basis as of December 31, 2025 for Financial Liability: Convertible Debentures and as of December 31, 2024 for Financial Asset: Forwards Purchase Agreement:

	Financial asset Forward purchase agreement	Financial liability Convertible Notes	Financial liability Convertible Promissory Notes
Initial measurement	46,190,195	5,555,555	1,029,374
Cash receipt	4,790,633	-	-
Change in fair value	(42,352,527)	3,072,746	-
Value of shares sold in Forward Purchase Agreement	-	-	-
Balance	8,628,301	8,628,301	1,029,374

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

Foreign currency risk - The Company monitors its foreign currency exposures on a regular basis. The operations are primarily denominated in United States Dollars, Pounds Sterling, Indian Rupees and Euros. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates. Based on a sensitivity analysis we have performed as of December 31, 2025, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the United States Dollar would not have a material effect on our financial statements.

21. Investments

These balances include certain investments in mutual funds that are recorded at fair value. Any changes to the fair value are recorded in “Fair value gains/(losses) in financial instruments carried at fair value” due to the election of the fair value option of accounting for financial instruments.

22. Commitments and contingencies

A. Leases - Accounted as per ASC 842 for the Period Ended December 31, 2025

Operating leases

The Company leases office space under non-cancellable operating lease agreements, which expire on various dates through April 2031. Some property leases contain extension options exercisable by the Company. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease cost for the period ended December 31, 2025 are summarized below:

i)	The following tables presents the various components of lease costs:

Particulars	For the period ended December 31, 2025
Lease :
Operating lease cost	118,529
Short-term lease cost	59,035
Total lease cost	177,564

ii)	The following table presents supplemental information relating to the cash flow and non-cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating liabilities, and, as such, are excluded from the amounts below.

Particulars	For the period ended December 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	357,314

iii)	Balance sheet information related to leases is as follows:

Particulars	For the period ended December 31, 2025
Operating Leases:
Operating Lease ROU Asset, net	1,178,658
Short term liabilities	435,630
Long term liabilities	335,484
Total operating lease liabilities	771,114

iv)	Weighted Average

For the period ended December 31, 2025
Remaining Lease term (in years)	3.62
Discount rate	14.14%

v) Maturities of lease liabilities were as follows:

Particulars	Lease Liabilities (USD)*
For Period Ended December 31, 2025
2026	416,641
2027	199,463
2028	84,635
2029	87,107
2030	89,208
Thereafter	64,027
Total Lease Payments	941,081
Less: Imputed Interest	(169,967)
Total	771,114

C.	Litigation and loss contingencies

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

The following table sets forth the computation of basic net loss per share attributable to ordinary shareholders:

Particulars	For the three months ended December 31, 2025	For the three months ended December 31, 2024	For the nine months ended December 31, 2025	For the nine months ended December 31, 2024
Numerator:
Net loss	(9,148,437)	(2,517,690)	(15,262,311)	(72,734,754)
Less: dividend attributable to preferred stockholders for the current year	-	-	-	-
Net loss attributable to Roadzen Inc. ordinary shareholders	(9,148,437)	(2,517,690)	(15,262,311)	(72,734,754)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	78,786,713	68,882,560	76,728,261	68,588,608
Net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	(0.12)	(0.04)	(0.20)	(1.06)

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

The Company excluded the following potential Ordinary Shares from the computation of diluted net loss per share as of December 31, 2025 and December 31, 2024:

Particulars	For the period ended December 31, 2025	For the period ended December 31, 2024
Share warrants	21,618,972	21,618,972
Restricted stock units	11,164,033	9,714,986
Convertible instruments	234,947	54,542
Total	33,017,952	31,388,500

24. Income taxes

The Company’s net loss before provision for income taxes for the period ended December 31, 2025 and December 31, 2024 were as follows:

Particulars	For the three months ended December 31, 2025	For the three months ended December 31, 2024	For the nine months ended December 31, 2025	For the nine months ended December 31, 2024
Domestic	(8,523,308)	(3,541,802)	(11,755,631)	(48,914,076)
Foreign	(985,849)	950,445	(3,938,709)	(24,035,644)
Total	(9,509,157)	(2,591,357)	(15,694,340)	(72,949,720)

The components of the provision for income taxes for the period ended December 31, 2025 and December 31, 2024 were as follows:

Particulars	For the three months ended December 31, 2025	For the three months ended December 31, 2024	For the nine months ended December 31, 2025	For the nine months ended December 31, 2024
Current:
Domestic	-	(7,796)	-	9,351
Foreign	(64,715)	-	(14,126)	-
	(64,715)	(7,796)	(14,126)	9,351

Deferred:
Domestic	-	-	-	-
Foreign	41,088	(1,272)	81,304	(93,033)
	41,088	(1,272)	81,304	(93,033)

Total provision for income taxes	(23,627)	(9,068)	67,178	(83,682)

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the period ended December 31, 2025 and December 31, 2024:

Particulars	For the three months ended December 31, 2025	For the three months ended December 31, 2024	For the nine months ended December 31, 2025	For the nine months ended December 31, 2024
Federal statutory income tax rate	21.00%	21.00%	21.00%	21.00%
Non deductible expenses	0.00%	(0.22%)	(0.14%)	(0.18%)
Valuation allowance	(24.17%)	(20.57%)	(24.57%)	(20.59%)
Foreign rate differential	3.45%	(0.18%)	3.34%	(0.22%)
Share warrants	0.00%	0.00%	0.00%	0.00%
Other	0.00%	0.03%	(0.24%)	(0.03%)
Total provision for income taxes	0.28%	0.06%	(0.61%)	(0.02%)

The components of the Company’s net deferred tax assets as of the period ended December 31, 2025 and year ended March 31, 2025 were as follows:

Particulars	As of December 31, 2025	As of March 31, 2025
Deferred tax assets:
Net operating loss carry forwards	40,227,594	41,091,266
Unabsorbed depreciation carry forwards	138,851	121,285
Retirement benefits	85,007	15,209
Depreciation and amortization	67,717	74,937
Others	16,172	(325,774)
Total deferred tax assets	40,535,342	40,976,924
Less: valuation allowance	(40,535,342)	(40,976,924)
Deferred tax assets, net of valuation allowance	-	-
Deferred tax liabilities:
Intangibles on account of business combination	(40,424)	(41,688)
Net deferred tax assets/ (liabilities)	(40,424)	(41,688)

Movement recognized in net deferred tax assets:

	As of March 31, 2025	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of December 31, 2025
Deferred tax assets:
Net operating loss carry forwards	41,091,266	(863,672)	-	40,227,594
Unabsorbed depreciation carry forwards	121,285	17,566	-	138,851
Retirement benefits	15,209	69,798	-	85,007
Depreciation and amortization	74,937	(7,220)	-	67,717
Others	(325,774)	341,946	-	16,172
Total deferred tax assets	40,976,924	(441,582)		40,535,342
Less: valuation allowance	(40,976,924)	441,582	-	(40,535,342)
Deferred tax assets, net of valuation allowance	-	-	-	-
Deferred tax liabilities:
Intangibles on account of business combination	(41,688)	1,264	-	(40,424)
Acquisitions	-	-	-	-
Deconsolidation	-	-	-	-
Currency translation	-	-	-	-
Net deferred tax assets/ (liabilities)	(41,688)	1,264	-	(40,424)

Particulars	As of March 31, 2024	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of March 31, 2025
Deferred tax assets:
Net operating loss carry forwards	25,515,511	15,575,755	-	41,091,266
Unabsorbed depreciation carry forwards	76,126	45,159	-	121,285
Retirement benefits	72,349	(57,140)	-	15,209
Depreciation and amortization	109,299	(34,362)	-	74,937
Fair value changes on convertible notes	-	-	-	-
Others	244,136	(569,910)	-	(325,774)
Total deferred tax assets	26,017,421	14,959,503	-	40,976,924
Less: valuation allowance	(25,995,368)	(14,981,556)	-	(40,976,924)
Deferred tax assets, net of valuation allowance	22,053	(22,053)	-	-
Deferred tax liabilities:
Intangibles on account of business combination	(263,665)	221,977	-	(41,688)
Currency translation	-	(284,598)	284,598	-
Acquisitions	-	635,965	(635,965)	-
	(241,612)	551,291	(351,367)	(41,688)

The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company’s judgement regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. The Company’s valuation allowance decreased by $441,582 during the quarter ended December 31, 2025 and $14,981,556 during the year ended March 31, 2025.

The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest such earnings outside the U.S.

Net operating loss and credit carry forwards

As of December 31, 2025, the Company has U.S. federal net operating loss carry forwards of approximately $181,283,678 of which none are subject to limitation under Internal Revenue Code Section 382 (IRC Section 382). The federal net operating loss carry forwards that were generated prior to the 2018 tax year will begin to expire in 2030 if not utilized. For net operating loss carry forwards arising in tax years beginning after March 31, 2017, the tax act limits the Company’s ability to utilize carry forwards to 80% of taxable income, however, these operating losses may be carried forward indefinitely. The state (Delaware) net operating loss carry forwards will begin to expire in 2032 if not utilized. The Company has foreign tax credits which will expire at the end of 8 years from the end of the assessment year in which these tax credits were originated.

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

Unrecognized tax benefits

The Company has adopted authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company did not have any unrecognized tax benefits with a significant impact on its financial statements as of December 31, 2025 and March 31, 2025.

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

26. Stock based compensation

The share-based compensation awards issued under the Company’s 2023 Omnibus Incentive Plan to the Company’s employees, officers, directors, are all equity-classified instruments named restricted stock units (“RSUs”) are outstanding as of December 31, 2025 have service vesting conditions up to March 2027. Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and a graded vesting method for RSUs. The Company has elected to account for forfeitures of employee stock awards as they occur.

Share-based compensation is in the form of RSUs. The fair value per RSU is calculated using the Black-Scholes option valuation model.

Option value and assumption

Fair value per share (as of grant date)	$10.83
Exercise price	$0.00
Assumptions:
Volatility	30.82%
Expected dividends	0.00%
Expected term (in years)	1.5
Risk free rate	5.24%

RSU vesting schedule for year ended	As of December 31, 2025
March 2026	88,730
March 2027	9,668,188
March 2028	-

Stock option activity	As of December 31, 2025
Opening unvested units (as of April 01, 2025)	9,722,920
Granted	379,932
Exercised	-
Cancelled	-
Vested but not exercised	345,925
Closing unvested units	9,756,918

Stock-based compensation expense related to RSUs granted to employees was $246,324 for the period ended December 31, 2025. As of December 31, 2025, the unrecognized compensation expense related to unvested RSUs was approximately $257,365 which is expected to be recognized over the remaining unvested period of these RSUs.

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

As of the reporting date, of the RSUs granted as described above, 9,507,920 RSUs remain outstanding and unvested. Based on the current market price of the Company’s ordinary shares and the revised vesting timeline, management has determined that the extensions of the vesting period do not result in the recognition of any incremental stock-based compensation expense in the Company’s financial statements.

27. Subsequent Events

On January 6, 2026 the Company announced it has entered into a definitive agreement to acquire VehicleCare, an AI-powered vehicle repair and workshop aggregation platform. The transaction was structured as an equity issuance at the Company’s India subsidiary level to VehicleCare’s shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, references to “Roadzen,” “we,” “us,” and “our” refer to Roadzen and its consolidated subsidiaries as the context so requires.

The following discussion and analysis of the financial condition and results of operations of Roadzen Inc. and its subsidiaries should be read in conjunction with the “Unaudited Condensed Consolidated Financial Statements of Roadzen Inc. as of and for the three and nine months ended December 31, 2025 and 2024,” together with related notes thereto, included elsewhere in this Form 10-Q (in the section of this Form 10-Q entitled “Financial Information”). The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See the section titled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth or referred to under the section titled “Risk Factors” or elsewhere in this Form 10-Q.

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

1. IaaS Platform:

Roadzen provides an IaaS technology platform addressed towards insurance for mobility. The IaaS platform has a suite of products that work cohesively to address the auto insurance value chain. Roadzen sells its IaaS platform to insurers, car manufacturers, and fleet companies to deliver services for their respective insured customers. Our deep understanding of the insurance industry has enabled us to develop a unified suite of modules and products that is tailored to address the key challenges faced in auto insurance. Our solution suite includes several products that support the insurance lifecycle, such as:

●	Via: enables fleets, carmakers and insurers to inspect a vehicle using computer vision;
●	Global Distribution Network (“GDN”): enables the configuration, customer quote, payment (in any currency), and administration of any insurance policy with any insurance carrier as the underwriter;
●	Claims: enables digital, touchless and real-time resolution of claims from FNOL through payment, using telematics and computer vision;
●	StrandD: enables digital, real-time dispatch and tracking for RSA and FNOL during accident claims;
●	Good Driving: enables insurers and fleets to recognize their best drivers, train poor drivers and build usage-based insurance (“UBI”) programs;
●	DrivebuddyAI: enables any vehicle to get advanced driver-assistance capabilities utilizing cameras and neural networks to deliver better safety on the road; and
●	MixtapeAI: a platform designed to power AI agents and transform customer interactions in the insurance and mobility sectors.

Our technology revolutionizes the customer experience by helping customers obtain a policy within seconds and process a claim estimate within minutes in comparison with existing processes that can take weeks. Roadzen’s revenue derived from platform sales is usage-based, meaning we get paid on a per-vehicle or per-use basis.

Roadzen’s IaaS Platform accounted for approximately 56% and 54% of revenues for the three and nine months ended December 31, 2025.

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

Roadzen’s brokerage solutions accounted for approximately 44% and 46% of revenues for the three and nine months ended December 31, 2025.

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

Since January 1, 2023 we began tracking customer segmentation for Roadzen, described as such: enterprise clients that include insurers, automakers and large fleets (above 100 vehicles), and SMB clients, which include agents, brokers, small dealerships, and small fleets (under 100 vehicles). As of December 31, 2025, we had 61 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), 87 automotive customer agreements, and approximately 4,100 agents and fleet customers agreements.

Strength of the Auto Insurance Market

We generate a majority of our revenues through commissions and fees which are a reflection of the total insurance policy premium. Roadzen derived 44% of revenue from its Brokerage Solutions and 56% from its IaaS Platform for the three months ended December 31, 2025. A softening of the insurance market characterized by a period of declining premium rates due to competition or regulation could negatively impact our financial results.

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

National Automobile Club, our subsidiary in the U.S. is licensed as an auto club in California, which exposes Roadzen to a distinct set of risks due to the stringent regulatory landscape enforced by the California Department of Insurance. EliteCover, our other majority-owned subsidiary in the U.S. is licensed as a commercial auto insurance broker and managing general underwriter (MGU) operating across multiple U.S. states including California, Texas, Illinois, and New Jersey, as well as in the U.K. through Lloyd’s of London. Compliance with regulations is paramount, as they govern a wide spectrum of our activities, including membership services, claims management, and financial integrity.

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

Results of Operations (all figures are denominated in US$)

Comparison of the Three Months Ended December 31, 2025 and December 31, 2024

	For the three months ended December 31,		Change
Particulars	2025	2024	amount	%
Revenue	14,355,675	12,086,286	2,269,389	19%
Costs and expenses:
Cost of services	5,213,025	4,275,787	937,238	22%
Research and development	293,956	249,635	44,321	18%
Sales and marketing	7,377,646	7,659,408	(281,762)	-4%
General and administrative	3,522,941	2,770,320	752,621	27%
Depreciation and amortization	311,600	299,949	11,651	4%
Total costs and expenses	16,719,168	15,255,099	1,464,079	10%
Loss from operations	(2,363,493)	(3,168,183)	805,320	-25%
Interest expense (net)	(3,187,180)	(1,085,326)	(2,101,854)	194%
Fair value gains/(losses) in financial instruments carried at fair value	(5,175,767)	(1,722,864)	(6,898,631)	-400%
Other income (net)	1,217,823	(60,082)	1,277,365	-2126%
Total other income/(expense)	(7,145,664)	577,456	(7,723,120)	-1337%
(Loss)/Income before income tax expense	(9,509,157)	(2,591,357)	(6,917,800)	267%
Less: income tax (benefit)/expense	(23,627)	(9,068)	(14,559)	161%
Net (loss)/income before non-controlling interest	(9,485,530)	(2,582,289)	(6,903,241)	267%
Net loss attributable to non-controlling interest, net of tax	(337,093)	(64,599)	(272,494)	422%
Net Loss attributable to Ordinary shareholders	(9,148,437)	(2,517,690)	(6,630,747)	263%

Comparison of the Nine Months Ended December 31, 2025 and December 31, 2024

	For the nine months ended December 31,		Change
Particulars	2025	2024	amount	%
Revenue	38,900,488	32,891,901	6,008,586	18%
Costs and expenses:
Cost of services	15,740,057	14,920,847	(819,209)	5%
Research and development	524,019	3,535,778	(3,011,759)	-85%
Sales and marketing	19,761,985	21,538,665	(1,776,680)	-8%
General and administrative	9,907,639	49,027,468	(39,119,829)	-80%
Depreciation and amortization	1,186,807	973,670	213,136	22%
Total costs and expenses	47,120,506	89,996,429	(42,875,923)	-48%
Loss from operations	(8,220,017)	(57,104,527)	48,884,510	-86%
Interest expense (net)	(5,378,039)	(2,533,846)	(2,844,193)	112%
Fair value gains/(losses) in financial instruments carried at fair value	(4,619,573)	(16,526,145)	11,906,572	-72%
Other income (net)	2,523,290	3,214,798	(691,508)	-22%
Total other income/(expense)	(7,474,322)	(15,845,193)	8,370,871	-53%
Loss before income tax expense	(15,694,339)	(72,949,720)	57,255,381	-78%
Less: income tax (benefit)/expense	67,178	(83,682)	150,860	-180%
Net loss before non-controlling interest	(15,761,517)	(72,866,038)	57,104,521	-78%
Net loss attributable to non-controlling interest, net of tax	(499,207)	(131,284)	(367,923)	280%
Net loss attributable to Roadzen Inc.	(15,262,310)	(72,734,754)	57,472,444	-79%

Revenue

	For the three months ended December 31,		Change
Particulars	2025	2024	amount	%
Revenue
Commission and Distribution Income	6,353,427	7,237,276	(883,849)	-12%
Income from Insurance as a Service	8,002,248	4,849,010	3,153,238	65%
Total	14,355,675	12,086,286	2,269,389	19%

Revenue increased by $2.3 million, representing a 19% increase for the three months ending December 31, 2025, compared to the same period the prior year. This increase was primarily due to the consolidation of our Variable Interest Entity (“VIE”) in China, Daokang (Beijing) Data Science Company Limited and addition of new clients in India.

Commission and Commission and Distribution Income decreased by $0.9 million, or 12%, compared to the same period in the previous year.

Revenue from the Insurance as a Service (IaaS) platform increased by $3.2 million, or 65%, for the three months ending December 31, 2025 primarily due to the consolidation of our VIE in China, which contributed $2.1 million, and expansion in existing business in India.

As of December 31, 2025, the Company maintained 61 insurance customer agreements and 87 automotive customer agreements, as well as approximately 4,100 agents and fleet customer agreements.

	For the nine months ended December 31,		Change
Particulars	2025	2024	amount	%
Revenue
Commission and Distribution Income	17,937,883	16,237,361	1,700,522	10%
Income from Insurance as a Service	20,962,605	16,654,541	4,308,064	26%
Total	38,900,488	32,891,902	6,008,586	18%

Revenue increased by $6.0 million, or 18%, for the nine months ending December 31, 2025, compared to the same period the prior year. This increase was primarily due to the consolidation of our VIE in China, Daokang, and expansion of our distribution network.

Commission and Distribution Income increased by $1.7 million, or 10%, compared to the same period in the previous year. This growth was supported by strategic marketing efforts and the expansion of our distribution network, allowing us to access new customer segments and enhance product penetration within existing markets.

Revenue from the Insurance as a Service (IaaS) platform increased by $4.3 million, or 26%, for the nine months ending December 31, 2025 primarily due to the consolidation of our VIE in China and addition of new client in India.

Cost of Services

	For the three months ended December 31,		Change
Particulars	2025	2024	amount	%
Cost of services	5,213,025	4,275,787	937,238	22%

Cost of services increased by $0.9 million, or 22%, for the three months ending December 31, 2025 compared to the same period the prior year. This increase was primarily driven by the consolidation of our VIE in China and increased IaaS revenue.

	For the nine months ended December 31,		Change
Particulars	2025	2024	amount	%
Cost of services	15,740,057	14,920,847	819,209	5%

Cost of services increased by $0.8 million, or 5%, for the nine months ending December 31, 2025 compared to the same period the prior year, as cost of service directly correlates to revenue, the increase is primarily driven by the increase in revenue.

Research and Development

	For the three months ended December 31,		Change
Particulars	2025	2024	amount	%
Research and development	293,956	249,635	44,321	18%

Research and development expenses increased by $0.04 million, or 18%, for the three months ended December 31, 2025, compared to the same period in the prior year.

	For the nine months ended December 31		Change
Particulars	2025	2024	amount	%
Research and development	524,019	3,535,788	(3,011,759)	-85%

Research and development expenses decreased by $3.0 million, or 85%, for the nine months ended December 31, 2025, compared to the same period in the prior year. The reduction was primarily attributable to a $2.6 million decline in non-cash compensation expense associated with RSU grants, a $0.2 million increase in capitalization relative to the prior period and $0.2 million decrease in costs related to technology personnel and consulting services.

Sales and Marketing

	For the three months ended December 31,		Change
Particulars	2025	2024	amount	%
Sales and marketing	7,377,646	7,659,408	(281,762)	-4%

Sales and marketing expense decreased by $0.3 million, or 4%, for the three months ended December 31, 2025 compared to the same period the prior year. This reduction primarily reflects the company’s ongoing cost optimization initiatives.

	For the nine months ended December 31		Change
Particulars	2025	2024	amount	%
Sales and marketing	19,761,985	21,538,665	(1,776,680)	8%

Sales and marketing expense decreased by $1.7 million, or 8%, for the nine months ended December 31, 2025 compared to the same period the prior year. The decrease was primarily attributable to a $3.6 million decline in non-cash compensation expense related to RSU grants, partially offset by $1.9 million rise in expenses due to enhanced marketing efforts related to increasing distribution income during previous quarter.

General and administrative

	For the three months ended December 31,		Change
Particulars	2025	2024	amount	%
General and administrative	3,522,941	2,770,320	752,621	22%

General and administrative expenses increased by $0.8 million, or 22%, for the three months ended December 31, 2025, compared to the same period in the prior year. This increase was primarily driven by the consolidation of our VIE in China and EliteCover.

	For the nine months ended December 31,		Change
Particulars	2025	2024	amount	%
General and administrative	9,907,639	49,027,468	(39,119,829)	-80%

	For the nine months ended December 31,		Change
Particulars	2025	2024	amount	%
General and administrative	9,995,359	49,027,468	(39,032,109)	-80%

General and administrative expenses declined by $39 million, or 80%, for the nine months ended December 31, 2025, compared to the same period in the prior year. This decrease was primarily driven by a $40.7 million reduction in non-cash RSU expenses, partially offset by an increase of $1.3 and $0.2 million associated to the consolidation of the VIE in China and EliteCover respectively. The remaining variance attributable to the routine operating activities.

Depreciation and Amortization

	For the three months ended December 31,		Change
Particulars	2025	2024	amount	%
Depreciation and amortization	311,600	299,949	11,651	4%

Depreciation and amortization increased by $0.01 million, or 4%, for the three months ended December 31, 2025, compared to the same period the prior year.

	For the nine months ended December 31		Change
Particulars	2025	2024	amount	%
Depreciation and amortization	1,186,807	973,670	213,137	22%

Depreciation and amortization increased by $0.2 million, or 22%, for the nine months ended December 31, 2025, compared to the same period the prior year.

Interest Income (Expense)

	For the three months ended December 31,		Change
Particulars	2025	2024	amount	%
Interest income/(expense)	(3,187,180)	(1,085,326)	(2,101,854)	194%

Interest expense increased $2.1 million, or 194%, for the three months ended December 31, 2025 compared to the same period the prior year primarily due to an increase in borrowings from banks and other parties.

	For the nine months ended December 31		Change
Particulars	2025	2024	amount	%
Interest income/(expense)	(5,378,039)	(2,533,846)	(2,844,193)	112%

Interest expense increased $2.8 million, or 112%, for the nine months ended December 31, 2025 compared to the same period the prior year primarily due to an increase in borrowings from banks and other parties.

Fair Value Changes in Financial Instruments Carried at Fair Value

	For the three months ended December 31,		Change
Particulars	2025	2024	amount	%
Fair value changes in financial instruments carried at fair value	(5,175,767)	1,722,864	(6,898,631)	-400%

Loss on fair valuation changes increased by $6.9 million, or 400%, for the three months ended December 31, 2025 compared to the same period the prior year due to the fair market valuation of our convertible promissory notes, share warrants and the consolidation of Daokang and EliteCover. The Company has not yet conducted a Purchase Price Allocation (“PPA”) valuation of Daokang, which may result in a change of the fair valuation of Daokang, currently recorded at $0.9 million.

	For the nine months ended December 31,		Change
Particulars	2025	2024	amount	%
Fair value changes in financial instruments carried at fair value	(4,619,573)	(16,526,145)	11,906,572	-72%

Loss on fair valuation changes decreased by $11.9 million, or 72%, for the nine months ended December 31, 2025 compared to the same period the prior year due to the fair market valuation of our convertible promissory notes, share warrants and the consolidation of Daokang and EliteCover. The Company has not conducted a PPA valuation of Daokang, which may result in a change of the fair valuation of Daokang, currently recorded at $0.9 million.

Other Income/(Expense)

	For the three months ended December 31,		Change
Particulars	2025	2024	amount	%
Other income/(expense) net	1,217,283	-60,082	1,277,365	-2126%

Other income (expense), net, increased by $1.2 million, or 2126%, for the three months ended December 31, 2025, compared to the same period in the prior year. The increase was primarily driven by a higher write-back of certain liabilities.

	For the nine months ended December 31,		Change
Particulars	2025	2024	amount	%
Other income/(expense) net	2,523,290	3,214,798	(691,508)	-22%

Other income (expense), net, decreased by $0.7 million, or 22%, for the nine months ended December 31, 2025, compared to the same period in the prior year. The decrease was primarily driven by a lower write-back of certain liabilities related to payables inherited from the Business Combination of $2.4 million during the current period, compared to $3.8 million in the prior-year period. The prior year period was also partially offset by $0.7 million in write-offs of customer contracts.

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

The following table reconciles our net loss reported in accordance with GAAP to Adjusted EBITDA for the three months ended December 31, 2025 and December 31, 2024:

	For the three months ended December 31,
Particulars	2025	2024
Net loss	(9,148,437)	(2,517,690)
Adjusted for:
Other (income)/expense net	(1,217,283)	60,082
Interest (income)/expense	3,187,180	1,085,326
Gain on bargain purchase	-
Fair value changes in financial instruments carried at fair value(1)	5,175,767	(1,722,864)
Tax (benefit)/expense	(23,627)	(9,068)
Depreciation and amortization	311,600	299,949
Stock based compensation expense	78,824	158,163
Non-cash expenses	(5,382)	520,138
Non-recurring expenses	1,067,004	322,833
Adjusted EBITDA	(574,354)	(1,803,131)

(1)	Fair value changes in financial instruments are considered to be financing costs as they relate to convertible notes and liability-classified preferred stock warrants previously issued in financing transactions. These changes are non-cash as the Company does not have an unconditional obligation to settle the convertible notes and preferred stock warrants in cash. These changes in fair value are affected by the Company’s own share price as these are settleable/convertible into the Company’s Ordinary Shares.

The following table reconciles our net loss reported in accordance with GAAP to Adjusted EBITDA for the six months ended December 31, 2025 and December 31, 2024:

	For the nine months ended December 31,
Particulars	2025	2024
Net loss	(15,262,310)	(72,734,754)
Adjusted for:
Other (income)/expense net	(2,523,290)	3,214,798
Interest (income)/expense	5,378,039	(2,533,846)
Gain on bargain purchase	-
Fair value changes in financial instruments carried at fair value(1)	4,619,573	(16,526,145)
Tax (benefit)/expense	67,178	(83,682)
Depreciation and amortization	1,186,806	973,670
Stock based compensation expense	212,563	46,977,256
Non-cash expenses	434,173	636,190
Non-recurring expenses	2,814,853	630,483
Adjusted EBITDA	(3,072,415)	(45,875,626)

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

Liquidity and Capital Resources

Since our incorporation, we have financed our growth through a blend of equity, convertible instruments, debt (including working capital lines), and customer payments. As of December 31, 2025, we have raised an aggregate of $61.5 million, net of issuance costs, through the issuance of Ordinary Shares, convertible instruments and preferred stock of Roadzen (DE). Our accumulated deficit stood at $240.2 million as of December 31, 2025 up from $224.3 million from the previous year. These accumulated deficits stem from substantial operating losses, resulting from fair valuation of derivative instruments including RSUs, the impairment of investment and intangible assets, and transaction costs related to the Business Combination. These losses are detailed in the table below. We anticipate that we will continue to experience operating losses and generate negative cash flows from operations in the near future due to the planned investments in our business. Consequently, we may need to secure additional capital resources to support the execution of our strategic initiatives for growing our business in the coming years.

Details of Accumulated deficit:

Particulars	As of December 31, 2025 (USD millions)	As of March 31, 2025 (USD millions)
Accumulated Deficit (end of year)	240.1	224.3
Non-Cash Losses:
-Fair Value Losses	47.4	52.0
-Stock based compensation Losses	103.7	103.5
-Impairment of Investments & Intangibles	5.6	5.6
-Other non-cash losses	5.9	5.5
Transaction Costs – Business Combination	10.1	10.1
Net Operating Losses	67.4	47.6

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

Operating Activities

	For the nine months ended December 31,		Change
Particulars	2025	2024	amount
Cash flow from operating activities:
Net loss including non-controlling interest	(15,262,311)	(72,734,754)	57,472,443
Adjustments for cash flow from operation	4,946,293	61,291,748	(56,345,455)
Changes in working capital	(6,155,106)	(2,988,238)	(3,166,868)
Net cash used in operating activities	(16,471,124)	(14,431,244)	(2,039,880)

Our largest sources of cash provided by operations are increases in accounts payable and payments received from our customers. Our primary uses of cash from operating activities include employee-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses and other overhead costs.

For the nine months ended December 31, 2025, net cash used in operating activities was $16.4 million, an increase of $2.0 million compared to $14.4 million for the same period the prior year. This increase primarily reflects a combination of lower net losses and changes in working capital during the current period.

The cash outflow in the nine months ended December 31, 2025 was primarily driven by a net loss of $15.2 million, net cash outflow of $6.1 million resulting from changes in operating assets and liabilities, including decreased payables and higher receivables and non-cash adjustments totaling $4.9 million.

Non-cash charges for the period included:

●	$4.6 million in fair value loss,

●	$0.4 million in stock-based compensation expense,

●	$1.2 million in depreciation and amortization,

●	$1.5 million of Balances written back and,

●	$0.1 million of Expected credit loss

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

Investing Activities

	For the nine months ended December 31,		Change
Particulars	2025	2024	amount
Cash flow from investing activities:
Purchase of property, plant and equipment	(825,508)	(50,418)	(775,090)
(Investment)/ Proceeds in mutual funds	112,845	472,140	(359,295)
Proceeds from forward purchase agreement	-	1,000,000
Net Cash used in investing activities	(712,663)	1,421,722	(1,134,385)

Cash used in investing activities of $0.7 million for the nine months ended December 31, 2025, consisted of $0.8 million of capital expenditure related to capitalization of tangible and intangible assets and $0.1 million received from the investments in mutual funds (held for sale).

Financing Activities

	For the nine months ended December 31,		Change
Particulars	2025	2024	amount
Cash flow from financing activities:
Proceeds from issue of ordinary shares	6,509,929	2,503,752	4,006,177
Proceeds from issue of equity shares of subsidiary to the Non-controlling interest	6,545,789	-	6,545,789
Net proceeds/(payments) from short-term borrowings	(1,910,612)	4,703,098	(6,613,710)
Net proceeds/(payments) from long term borrowings	4,823,639	26,047	4,797,592
Net cash generated from financing activities	15,968,745	7,232,897	8,735,848

We have generated negative cash flows from operations since our inception and have supplemented working capital through net proceeds from the issuance of debt.

Cash provided by financing activities of $15.9 million for the nine months ended December 31, 2025, consisted primarily of $6.5 million from the issuance of Ordinary Shares by the Company and $6.5 million from issuance of equity shares of subsidiary company and $2.9 million from proceeds of borrowings.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2025:

		For the period ended December 31, 2025
Particulars	Total	Less than 1 Year	1-3 year	3-5 year	After
Debt(1)	29,157,424	24,309,357	4,763,665	84,402
Operating Leases(2)	941,081	416,641	284,099	176,315	64,027
Deferred Revenue	906,728	712,443	174,108	18,011	2,166
Accounts Payable & accrued expenses	29,247,388	29,247,388
Total	60,252,621	54,685,829	5,221,872	278,728	66,193

(1)	The amount of debt represents carrying amount of borrowings (excluding interest) which the Company is obligated to repay in cash.
(2)	The Company leases office space under non-cancellable operating lease agreements, which expire on various dates through January 2033. The operating lease includes $169,967 of imputed interest due to the implementation of ASC-842.

Description of Indebtedness:

Particulars		For the period ended December 31, 2025
	Total	Less than 1 Year	1-3 year	3-5 year	After
Debt(1)	29,157,423	12,809,356	16,263,665	84,402
Operating Leases(2)	941,081	416,641	284,099	176,315	64,027
Deferred Revenue	906,728	712,443	174,108	18,011	2,166
Accounts Payable & accrued expenses	26,247,388	26,247,388
Total	57,252,620	40,185,828	16,721,872	278,728	66,193

	As of December 31, 2025		As of March 31, 2025
Particulars	Long Term Borrowings	Short Term Borrowings	Long Term Borrowings	Short Term Borrowings
Loans from banks	184,443	283,009	167,177	263,846
Secured debentures	618,118	-	1,718,596	-
Convertible debenture	1,402,551		1,158,446
Convertible note	8,400,915
Current portion of long-term borrowings	(5,757,960)	5,757,960	(2,904,444)	2,904,444
Loan from Related Parties	-	148,409		115,086
Loan from Others	-	18,119,979		19,486,713
	4,848,067	24,309,357	139,775	22,770,089

Description of Operating Leases:

Particulars	For the period ended December 31, 2025
Operating Leases:
Short term liabilities	435,630
Long term liabilities	335,484
Total operating lease liabilities	771,114

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

On November 4, 2025, the Company announced it had reached an agreement in principle with Mizuho to further extend the maturity date from December 31, 2025 to June 30, 2027. All other terms remain the same. On January 10, 2026, and again on February 9, 2026 while Amendment No. 4 to the senior secured notes was being drafted, Mizuho granted to the Company a waiver of payment until January 31, 2026 and then February 28, 2026.

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

On December 4, 2025 the Company paid the full principal and all accrued interest for the March 2024 Note sold to Krishnan-Shah Family Partners, LP in full. One March 2024 Note sold to Ms. VedBrat was partially paid during the quarter, and subsequently to the reporting date that note was paid off in full.

Secured, Non-Convertible 2022 Debentures

One of our material subsidiaries issued Secured, Non-Convertible Debentures with NP1 Capital Trust with an aggregate principal amount of $3.7 million during the fiscal year ended March 31, 2023 with varying maturity dates between January 2024 and July 2024 and interest rates ranging from 19.25% to 20.00% per year. The principal outstanding as of September 30, 2025 is $1.7 million. On September 30, 2024 the Company entered into an amendment agreement restructuring the principal repayments and extending the maturity date to March 31, 2025. The Company did not honor the repayment of the above debentures as of the amended date, and has obtained an extension from the lender up to November 30, 2025. In October 2025, the Company entered into negotiations with the lender to settle all principal and accrued interest, including late payment charges, partly in cash and partly in equity of the Company’s Indian subsidiary. During the quarter, the Company repaid an aggregate amount of $1,017,560 towards the outstanding secured debentures. As of the reporting date, the outstanding balance was $618,118.

Junior Convertible November 2025 Debentures

On November 20, 2025, the Company entered into a securities purchase agreement (the “November SPA”) with an institutional investor (the “Investor”) under which the Company agreed to issue and sell, in a registered public offering, junior convertible notes for up to an aggregate principal amount of $5,555,555 (each, a “November Note” and collectively, the “November Notes”) that may be convertible into the Company’s Ordinary Shares. On November 20, 2025, the Company completed the sale and issued the November Notes to the Investor.

The November Notes were sold for a gross purchase price of $5,000,000 before fees and other expenses. The November Notes will mature eighteen months from the date of issuance and will bear interest at a rate of 14% per year (increasing to 18% upon the occurrence and during the continuation of an event of default). $925,000 of the principal amount of the November Notes (less any portion thereof previously converted by the holders), together with accrued but unpaid interest, is payable quarterly, commencing three months after the date of issuance. The November Notes will have an initial conversion price of $2.25 (the “November Conversion Price”) and will be convertible at any time, in whole or in part and subject to certain beneficial ownership limitations, at the election of the holders. The November Conversion Price is subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar event. The Company may redeem all or any portion of outstanding November Notes at any time upon at least five trading days’ written notice by paying an amount equal to the principal amount of the November Notes being redeemed, together with interest accrued on such principal amount through the date of redemption, and additional interest that would accrue on such principal amount through the maturity date (the “November Make Whole Amount”).

Pursuant to the terms of the November Notes, the Company will agree not to effect the conversion of any portion of the November Notes, and the holders of the November Notes (the “November Holders”) will not have the right to convert any portion of the November Notes, to the extent that after giving effect to such conversion, each November Holder together with the other Attribution Parties (as defined in the November Notes) collectively would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the Ordinary Shares outstanding immediately after giving effect to such conversion. Upon delivery of a written notice to the Company, the November Holder may from time to time increase or decrease the Maximum Percentage to any other percentage not in excess of 9.99% as specified in such notice; provided that (i) any such increase in the Maximum Percentage will not be effective until the sixty-first (61st) day after such notice is delivered to the Company and (ii) any such increase or decrease shall apply only to the November Holder and the other Attribution Parties and not to any other holder of November Notes that is not an Attribution Party of the November Holder.

Upon the occurrence of an Event of Default (as defined in the November Notes), the November Holders will have the right to (i) either require the Company to redeem all or any portion of the November Notes, (ii) or, in the case of a failure to make a required quarterly payment under the November Notes, convert all or any portion of the November Notes at a price equal to the Event of Default Conversion Price (as defined in the November Notes). The Company will also agree not to enter into or be party to a Fundamental Transaction (as defined in the November Notes) unless (i) the Successor Entity (as defined in the November Notes) (if other than the Company) assumes in writing all of the obligations of the Company under the November Notes and the other Transaction Documents in accordance with the provisions of the November Notes prior to such Fundamental Transaction, or (ii) at or prior to the consummation of the Fundamental Transaction, the Company redeems the November Notes in full by paying to the holder an amount in cash representing all outstanding Principal, accrued and unpaid Interest (including Default Interest, as applicable) and November Make-Whole Amount.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Recent Developments

On January 19, 2026, the Company entered into a securities purchase agreement (the “January SPA”) with the Investor under which the Company agreed to issue and sell, in a registered public offering, junior convertible notes for up to an aggregate principal amount of $5,555,555 (each, a “January Note” and collectively the “January Notes”) that may be convertible into the Company’s Ordinary Shares. The closing of the issuance and sale of the January Notes occurred on January 20, 2026.

The January Notes were sold for a gross purchase price of $5,000,000 before fees and other expenses. The January Notes will mature on June 20, 2027 and will bear interest at a rate of 14% per annum (increasing to 18% per annum upon the occurrence and during the continuation of an event of default). $925,000 of the principal amount of the January Notes (less any portion thereof previously converted by the holders), together with accrued but unpaid interest, is payable quarterly, commencing three months after the date of issuance. The January Notes will have an initial conversion price of $3.50 (the “January Note Conversion Price”) and will be convertible at any time, in whole or in part and subject to certain beneficial ownership limitations, at the election of the holders. The January Note Conversion Price is subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar event, as well as upon certain equity financings at a price below the January Note Conversion Price then in effect. The Company may redeem all or any portion of outstanding January Notes at any time upon at least 20 trading days’ written notice by paying an amount equal to the principal amount of the January Notes being redeemed, together with interest accrued on such principal amount through the date of redemption, and additional interest that would accrue on such principal amount through the maturity date (the “January Make Whole Amount”), subject to certain conditions, including that the volume weighted average price of the Ordinary Shares is less than the January Note Conversion Price then in effect.

Pursuant to the terms of the January Notes, the Company has agreed not to effect the conversion of any portion of the January Notes, and the holders of the January Notes (the “January Holders”) will not have the right to convert any portion of the January Notes, to the extent that after giving effect to such conversion, each January Holder together with the other Attribution Parties (as defined in the January Notes) collectively would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the Ordinary Shares outstanding immediately after giving effect to such conversion. Upon delivery of a written notice to the Company, the January Holder may from time to time increase or decrease the Maximum Percentage to any other percentage not in excess of 9.99% as specified in such notice; provided that (i) any such increase in the Maximum Percentage will not be effective until the sixty-first (61st) day after such notice is delivered to the Company and (ii) any such increase or decrease shall apply only to the January Holder and the other Attribution Parties and not to any other holder of January Notes that is not an Attribution Party of the January Holder.

Upon the occurrence of an Event of Default (as defined in the January Notes), the January Holders will have the right to (i) either require the Company to redeem all or any portion of the January Notes, (ii) or, in the case of a failure to make a required quarterly payment under the January Notes, convert all or any portion of the January Notes at a price equal to the Event of Default Conversion Price (as defined in the January Notes). The Company will also agree not to enter into or be party to a Fundamental Transaction (as defined in the January Notes) unless (i) the Successor Entity (as defined in the January Notes) (if other than the Company) assumes in writing all of the obligations of the Company under the January Notes and the other Transaction Documents in accordance with the provisions of the January Notes prior to such Fundamental Transaction, or (ii) at or prior to the consummation of the Fundamental Transaction, the Company redeems the January Notes in full by paying to the holder an amount in cash representing all outstanding Principal, accrued and unpaid Interest (including Default Interest, as applicable) and January Make-Whole Amount.

The January SPA contains customary representations, warranties and covenants made by the Company. It also provides for customary indemnification by the Company for losses or damages arising out of or in connection with the offering of the January Notes, among other things. The January Notes include covenants that limit the Company’s ability to incur additional indebtedness or certain equity or equity-linked securities while the January Notes are outstanding.

On January 20, 2026, the Company and the Investor entered into an Amendment to Securities Purchase Agreement and Junior Convertible Note (the “Amendment”), which amended certain of the terms of the November Notes. Among other things, the Amendment adds to the November Notes certain cross-default provisions with respect to the January Notes and certain covenants contained in the January Notes.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

On April 17, 2025, Roadzen filed a lawsuit in Palm Beach County, Florida against Meteora Capital Partners, LP and affiliated entities (“Meteora”), alleging willful breach of contract and conduct that has damaged Roadzen and its public market value. The lawsuit stems from a forward purchase agreement (the “FPA”) signed in August 2023, under which Meteora acquired 5 million shares in Roadzen at effectively a zero-cost basis in exchange for the obligation to remit proceeds from the sale of those shares to Roadzen under certain contractual mechanisms. Roadzen alleges that, despite negotiated safeguards, Meteora sold Roadzen shares without honoring its payment obligations or providing the required notices under the FPA. Roadzen is pursuing a contractual claim plus additional damages.

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

On September 23, 2025, the Company filed a lawsuit in the United States District Court for the Southern District of New York (“USDC NY”) against the Meteora companies and its principals alleging, among other things, securities fraud and violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) by Meteora.

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

Subsequent to the reporting date, on January 30, 2026, Meteora filed an application to dismiss the USDC case; the Company’s opposition papers will be filed early March 2026.

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

The unaudited financial information of the newly consolidated entities included in this filing is preliminary, and our actual financial condition and results of operations may differ materially.

The financial statements of the newly consolidated entities for the period presented are unaudited. The consolidation of acquired or newly consolidated businesses involves complex and subjective accounting policies and significant estimates, particularly in areas such as fair value measurements, purchase price allocations, and the identification and elimination of intercompany transactions and balances. The absence of an independent audit increases the risk that these financial statements could contain material errors or misstatements that might not be detected on a timely basis, which could adversely affect investor confidence and potentially require restatements in the future.

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

ITEM 5. OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Roadzen Inc. on November 20, 2025)
10.2	Form of Junior Convertible Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Roadzen Inc. on November 20, 2025).
10.3	Form of Placement Agency Agreement, dated November 20, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Roadzen Inc. on November 20, 2025).
10.4	Form of Amendment to Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Roadzen Inc. on July 30, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
***	Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Any omitted schedule or similar attachment will be furnished supplementally to the SEC upon request.

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

Dated: February 12, 2026

