Form 10-K
period 2026-03-31
Roadzen Inc.
filed 2026-06-29
CIK 1868640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $0.8639 per share of the Registrant’s ordinary shares on the Nasdaq Stock Market LLC on September 30, 2025, was $42,800,857.

The number of Registrant’s ordinary shares outstanding as of June 26, 2026 was 84,562,603.

i

BASIS OF PRESENTATION

Roadzen Inc., a British Virgin Islands business company (the “Parent Company”, formerly known as Vahanna Tech Edge Acquisition I Corp; and sometimes referred to in this filing as “Vahanna”) has subsidiaries located in India, the United States, the United Kingdom and the People’s Republic of China. The Company is a leading Insurtech platform and provides solutions in relation to insurance products, including distribution, pre-inspection assistance, telematics, claims submission and administration, and roadside assistance.

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

In connection with the consummation of the Business Combination, Vahanna changed its name to “Roadzen Inc.” On September 21, 2023, the Company’s ordinary shares, par value $0.0001 per share (“Ordinary Shares”) and Public Warrants (as defined in Note 2 to the accompanying consolidated financial statements) began trading on the Nasdaq Global Market and Nasdaq Capital Market under the ticker symbols “RDZN” and “RDZNW,” respectively.

Unless otherwise noted or the context otherwise requires, references to the “Company,” “Roadzen,” “we,” “us,” or “our” refer to the business of Roadzen (DE) and its subsidiaries prior to the consummation of the Business Combination and became the business of Roadzen Inc. and its subsidiaries following the consummation of the Business Combination.

References to a year herein refers to our fiscal year ended on March 31 of the specified year.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. This includes, without limitation, statements regarding our vision and business strategy, including the plans and objectives of management for our future operations; our market opportunities, our future revenue opportunities, performance of our partnerships, and our future performance and financial condition. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected to,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this Annual Report, including, but not limited to:

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	we may be unable to execute our business plan or maintain our competitive position and high-level customer satisfaction if we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly;

●	a significant portion of our revenue is concentrated with a limited number of customers;

●	our business depends on our use of proprietary technology and relies heavily on laws to protect such technology;

●	our management team has limited experience managing a public company;

●	U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or our executive officers or our Board of Directors (our “Board”);

●	we incur significant increased costs as a result of operating as a public company, and our management will continue to be required to devote substantial time to new compliance initiatives; and

●	other factors detailed under the section “Summary of Risk Factors” and Part I. Item 1A. “Risk Factors” in this Annual Report.

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

iv

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in this Annual Report, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths, or have a negative effect on our business strategy, which could cause a decline in the price of our Ordinary Shares or Public Warrants and result in a loss of all or a portion of your investment:

●	We have a history of losses and we anticipate increased expenses in the future.

●	A substantial portion of our revenue is derived from a relatively small number of clients ranging from insurers, OEMs and automotive fleets, and the loss of any of these clients, or a significant revenue reduction from any of these clients, could materially impact our business, results of operations and financial condition.

●	U.K. Financial Conduct Authority (“FCA”) regulations and guidelines may continue to have an adverse impact on our business and operations in the U.K.

●	International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

●	Our larger clients have negotiating leverage, which may require us to agree to terms and conditions that result in increased cost of sales, decreased revenue, lower average selling prices and gross margins, and increased contractual liability risks, all of which could harm our results of operations.

●	If we are unable to attract new customers, our future revenue and results of operations will be harmed.

●	Our rapid growth makes it difficult to evaluate our future prospects and increases the risk that we will not continue to grow at or near historical rates.

●	We may not be able to ensure the accuracy and completeness of product information and the effectiveness of our recommendation of insurance products on our platform.

●	Increases in technology costs that are used in providing services to our clients would adversely affect our business, results of operations, and financial condition.

●	Our business depends on our brand, and if we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.

●	Our revenue growth rate in part depends on existing customers renewing and upgrading their contracts.

●	A decline in our customer renewals and expansions could adversely impact our future results of operations.

●	We rely heavily on direct sales to sell automobile insurance brokerage services.

●	Our growth strategy depends on continued investment in and around the delivery of innovative AI solutions. If we are unsuccessful in delivering the above-mentioned AI solutions, it could adversely impact our results of operations and financial condition.

●	A downturn in the automotive sector, auto insurance industry, claims volumes, or supporting economy, which are outside of our control, could adversely impact our results of operations.

●	Changes in the automotive insurance industry, including the adoption of new technologies, such as autonomous vehicles, may significantly impact our results of operations.

●	Our customers may defer or forego purchases of automobiles in the event of weakened global economic conditions or political transitions, which in turn will affect purchases of our products or services.

●	We face competition in our market, which could negatively impact our business, results of operations, and financial condition and cause our market share to decline.

●	If we are unable to develop, introduce and market new and enhanced versions of our services and products, we may be put at a competitive disadvantage and our operating results could be adversely affected.

●	Governments or independent standards organizations may implement significant regulations or standards that could adversely affect our ability to produce or market our products.

v

●	We are, and in the future may become a party to litigation, which could result in damage to our reputation and harm our future results of operations.

●	Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.

●	Our failure to comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenue and profitability.

●	We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Any actual or perceived failure to comply with such obligations could harm our business.

●	We face risks arising from our non-controlling interest in a Chinese subsidiary and our operations in India.

●	Failure to protect our intellectual property could adversely impact our business and results of operations.

●	We may enter into joint ventures, collaborations or sponsored developments for intellectual property and, as a result, some of our intellectual property may, in the future, be jointly owned by other parties.

●	Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and results of operations.

●	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

●	Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our share price may change significantly and you could lose all or part of your investment as a result.

●	Because there are no current plans to pay cash dividends on our Ordinary Shares for the foreseeable future, you may not receive any return on investment unless you sell your Ordinary Shares for a price greater than that which you paid for it.

●	Future sales, or the perception of future sales, by the Company or its shareholders in the public market could cause the market price for the Company’s ordinary shares to decline.

●	We are subject to increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

vi

PART I

Item 1. Business.

Overview

Roadzen is a leading Insurtech company on a mission to transform global auto insurance powered by advanced artificial intelligence (“AI”). At the heart of our mission is our commitment to create transparency, efficiency, and a seamless experience for the millions of end customers who use our products through our insurer, original equipment manufacturer (“OEM”), and fleet (such as trucking, delivery, and commercial fleets) partners. We seek to accomplish this by combining computer vision, telematics and AI with continually updated data sources to provide a more efficient, effective and informed way of building auto insurance products, assessing damages, processing claims and improving driver safety. Insurers and other partners of Roadzen across the world use Roadzen’s technology to launch new auto insurance products, manage risk better and resolve claims faster. These products are built with dynamic underwriting capabilities, Application Programming Interface, or API-led distribution and real-time claims processing.

Roadzen has built a pioneering technology platform that uses telematics, computer vision and data science to spearhead innovation across the insurance value chain, namely underwriting, distribution, claims and road safety. We call it the Roadzen Insurance as a Service (“IaaS”) platform. Our business generates commission-based revenue as an insurance broker focused on embedded and B2B2C (Business-to-Business-to-Customer) insurance distribution, and fee-based revenue as a provider of innovative cloud, telematics, and AI-based applications for the auto insurance ecosystem.

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

Our operations are global, serving a diverse and expanding client base that includes market-leading insurance companies, fleets, and automotive OEMs, such as AXA, SCOR, Arch, Société Générale, Jaguar Land Rover, Audi, Mercedes, Volvo, and several others. We deliver specialized insurance and mobility solutions across key geographies, including India, the U.S., U.K., Europe and China, through a network of regulated entities and licensed platforms.

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

In the U.S., we operate a licensed auto club based in Burlingame, California that specializes in commercial roadside assistance (“RSA”) and claims management. With a robust network of over 75,000 service providers nationwide, it offers towing, transportation and first notice of loss (“FNOL”) services to government fleets, enterprises, insurers and auto manufacturers. We also operate a California-based insurance broker and managing general underwriter, after acquiring a majority stake in that company in the quarter ended December 31, 2025. These capabilities support our comprehensive suite of mobility and insurance infrastructure services across North America.

In India, we operate as a licensed insurance broker providing distribution and servicing of motor insurance products, while also providing RSA, vehicle inspection, and claims management services. We also operate a workshop management platform, digitizing end-to-end auto repair across a network of more than 1,200 verified garages and car repair workshops. Our India operations further serve as the Company’s global technology headquarters, where our product, engineering, and AI teams develop and scale the core platforms that power our insurance and mobility services worldwide.

In the People’s Republic of China, we operate a data analytics and AI-enabled software company serving the insurance and mobility value chain in the Greater China market.

Together, these operations form a seamless platform that combines insurance, technology, and mobility services across our global footprint.

Roadzen’s AI Manifesto

Our mission is to build the leading company at the intersection of AI, insurance and mobility. To further our mission, we have built a pioneering lab focused on fundamental and applied AI research. We work on core research areas in computer vision, generative AI, and traditional machine learning to develop product experiences that improve the safety, convenience, and protection of millions of drivers across the world. Roadzen is a founding member of the AI Alliance fostering safe, responsible, and open-source development alongside industry leaders such as Meta, IBM, Hugging Face, Stability AI, AMD, Service Now, and others. Our approach to build precision AI models in insurance and mobility has won several industry accolades. Roadzen achieved significant industry recognition for its advancements in AI and technology during the last several years. Honors included ‘Breakthrough in Computer Vision’ (FE AICONIC Summit & Awards 2026), InsurTech Solution of the Year (Fintech Breakthrough Awards 2026), ‘Best Insurtech’ (Bharat Fintech Summit Awards 2026), ‘Best AI in Deep Tech’ at the AI Awards Summit 2025 by Entrepreneur India and secured a spot on the Fintech40 Index by L’Observatoire de la Fintech. It was named the ‘World’s Top InsurTech’ by CNBC in 2024, ‘Most Innovative Use of AI’ by Financial Express at the FE Futech Awards 2024 and won the Gold Stevie Award for its Claims insurance solution at the International Business Awards 2024. Additional recognitions included ‘Excellence in InsurTech’ by the India FinTech Forum (IFTA 2024), ‘Best Use of AI in Insurance’ at the Global AI Summit & Awards (GAISA 2024), and ‘Best Product and Business Team’ at the World Auto Forum 2024. Roadzen also won ‘Best Use of Technology’ at the Entrepreneur Awards 2024 and ‘Most Innovative Company’ at the World Finance Innovation Awards 2024.

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

In the new future of mobility, insurers will be able to simplify, streamline and automate the claims process through telematics and video streaming to provide accurate data on a real time basis. AI will interpret the data gathered, allowing for seamless claims handling and enabling the insurer to choose how and when to introduce human intervention. Small claims can be automated to be fully touchless and processed within minutes from first notification of loss to payments.

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

Auto Insurance Market

Global insurance premiums reached approximately $7.8 trillion (€6.9 trillion) in 2025 according to the Allianz Global Insurance Report 2026, representing approximately 7% of global gross domestic product. Advances in smartphone penetration, data ubiquity, and AI have created a significant opportunity to shape the digital insurance economy.

The automotive insurance market is an industry led by legacy players. The global automotive insurance market was approximately $923 billion in 2023 and is projected to reach approximately $2.3 trillion by 2032, growing at a compounded annual rate of 10.8%, according to Allied Market Research. There are approximately 1.55 billion vehicles on the road worldwide, including cars, vans and trucks (excluding motorcycles), according to Organisation Internationale des Constructeurs d’Automobiles (OICA). According to Swiss Re Institute’s sigma research, premiums paid for automobile insurance was close to 15% of the total insurance premiums paid worldwide in 2022. Over the span of the next ten years, we expect auto insurance premiums to surpass 20% of total insurance premiums, representing high traction for the segment.

The continued development of autonomous vehicles, electric vehicles, connected vehicles (vehicles that can communicate bidirectionally with other systems outside of the car) and “Mobility as a Service” platforms can shift the emphasis from providing individual insurance to providing insurance to fleet owners, and embedded insurance at the point-of-sale to car companies. This changing trend signals a shift from direct insurance (which is insurance sold ad-hoc to a consumer and separate from the purchase of the vehicle) to embedded insurance solutions (which is a form of digital bundling that enables companies to offer insurance policies as an add-on) with enhanced focus on road safety, accident prevention, usage-based insurance, warranties, and distribution platforms with technologies to provide ongoing support capabilities on policies.

We believe that Roadzen is uniquely positioned with the technology, global scale, and strategic relationships to emerge as a key player at the forefront of this massive change.

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

Roadzen provides an IaaS technology platform addressed towards insurance for mobility. The IaaS platform has a suite of products that work cohesively to address the auto insurance value chain. Roadzen sells its IaaS platform to insurers, car manufacturers, and fleet companies to deliver services for their respective insured customers. Our deep understanding of the insurance industry has enabled us to develop a unified suite of modules and products that is tailored to address the key challenges faced in auto insurance. Our solution suite includes several products that support the insurance lifecycle, such as:

●	Via: enables fleets, carmakers and insurers to inspect a vehicle using computer vision;

●	Global Distribution Network (“GDN”): enables the configuration, customer quote, payment (in any currency), and administration of any insurance policy with any insurance carrier as the underwriter;

●	Claims: enables digital, touchless and real-time resolution of claims from FNOL through payment, using telematics and computer vision;

●	StrandD: enables digital, real-time dispatch and tracking for RSA and FNOL during accident claims;

●	Good Driving: enables insurers and fleets to recognize their best drivers, train poor drivers and build UBI programs;

●	DrivebuddyAI: enables any vehicle to get advanced driver-assistance capabilities utilizing cameras and neural networks to deliver better safety on the road;

●	MixtapeAI: a platform designed to power AI agents and transform customer interactions in the insurance and mobility sectors; and

●	AutoSpace: a workshop management software platform, digitizing the end-to-end repair journey across a network of workshops throughout India.

Our technology revolutionizes the customer experience by helping customers obtain a policy within seconds and process a claim estimate within minutes in comparison with existing processes that can take weeks. Roadzen’s revenue derived from platform sales is usage-based, meaning we get paid on a per-vehicle or per-use basis.

Roadzen’s IaaS income accounted for approximately 49.6% of revenues for the year ended March 31, 2026.

2.	Brokerage Solutions:

Roadzen acts as an insurance broker utilizing its technology to sell insurance through our embedded and B2B2C distribution model. The policies are sold by insurance intermediaries such as agents and through captive distributors such as dealerships, fleets and used car platforms. Our B2B2C channel partners choose us for a variety of reasons — for the ease of integrating our technology through APIs into their ecosystem, for a seamless, fully digital customer experience from obtaining a policy to submitting a claim, and for integrations with a large number of insurance companies who sell their policies through our platform to give users multiple policy options. Lastly, we can provide a superior customer experience by bundling telematics for road safety, roadside assistance and claims management to the customer — a customer experience that we believe is unrivaled by other traditional brokers. Roadzen’s revenues from brokerage services are based on commissions and other fees that are paid by our insurance carriers as a percentage of the GWP for each policy.

Roadzen’s brokerage solutions accounted for approximately 50.4% of revenue for the year ended March 31, 2026.

Our Strengths

We believe that our key strengths include the following:

1.	Data. We have collected extensive data and consumer insights over the years. These data insights help our insurer customers with more accurate risk assessment and pricing of their policies. By providing insurers with tailored data insights and analytics to make profitable risk selections, we enable them to generate advanced pricing simulation and underwriting models.

2.	Technology Architecture. Our open API architecture is conducive to technology integrations with insurers on one side and distribution channels on the other for our brokerage business. Our platform enables real-time data sharing and pricing simulations. We continuously automate the processes across policy purchase and issuance, servicing and renewals, thereby streamlining processes for insurers who utilize our platform to offer insurance to their customers. We also work with insurers to create dedicated and customized technology-based solutions for various process flows, such as offering computer vision-based inspections, digital KYC and easy payment processing.

3.	Deep domain expertise. We have assembled a global team with decades of experience and knowledge in insurance, automotive and technology. This cross-functional expertise is necessary to address the complexity in the automotive insurance sector.

4.	Proven R&D engine. We invest heavily in R&D efforts and are committed to delivering market-leading technology for the auto insurance economy. We believe AI will have a transformative impact on the insurance economy and have focused our efforts on deep learning technology, and we have released several new solutions incorporating real world AI at enterprise scale. We are building a high-tech computer vision lab where our goal is to make machines “see.” This has a significant impact at the intersection of insurance and mobility. We have developed over 300 AI models in computer vision as well as natural language processing such as car inspection, driver scoring, vehicle, part and damage detection, driver distraction, insurance GPT (policy summary of any insurance policy), claims invoice automation, road object detection and driver facial landmark detection. Roadzen AI is built on our proprietary Canvas platform that allows ground truth generation, automated model selection, and continuous training and deployment of AI models. We believe our focus on machine learning operations allows us to build and deploy models faster, iterate quicker and produce impactful real-world AI is a significant competitive advantage over our traditional and Insurtech peers.

5.	Deep, collaborative ecosystem relationships. Since our founding, we have developed strong and strategic relationships with leading insurers, reinsurers, on-ground repair networks, dealership groups, fleets and automotive manufacturers, among others. We are a trusted partner to our clients, which allows us to collaborate and adapt our business based on customer feedback and changing expectations to stay ahead of our competition.

Our Business Strategy

Key elements of our strategy include:

1.	Acquire New Customers. We believe there is a substantial opportunity to continue to grow our customer base across the auto insurance industry. As of March 31, 2026, we had 152 major customers in the insurance and automotive industry and approximately 4,200 customers made up of smaller agents and fleets, which represents a very small portion of carriers, automakers and fleets globally. We are investing in our sales and marketing, specifically targeting key accounts, expanding small business sales, and leveraging current customers as references.

2.	Cross-sell and Upsell to Existing Customers. A central part of our strategy is expanding solution adoption across our existing customer base. We have developed long-term relationships with our customers and have a proven track record of successfully cross-selling product offerings. Our customers are increasingly looking to Roadzen as a trusted partner to address complexity and solve their challenges. We have the opportunity to realize incremental value by selling additional functionality to customers that do not currently utilize our full solution suite from our platform. As we innovate and bring new technology and solutions to the market, we also have the opportunity to realize incremental value by selling new products to our existing customer base. Our customers include leading insurers and car companies that have a global presence and are keen on digitizing their auto insurance offerings. We believe that successful integration in one geography can open up opportunities within other geographies.

3.	Broaden our partner ecosystem. We view our customers as partners, as our product offerings act as an extension of their business. We intend to extend our network of partners to enhance our value proposition and create new market opportunities. We have a large network of insurance providers and reinsurance providers that use our platform and that are either interdependent on each other or, at the very least, would benefit from fostering mutually beneficial relationships with one another. As an example, if a reinsurer is looking to expand into a new market, they will need an insurer that can support them on the front end of the insurance process. Roadzen’s network of insurers is a great resource and we can help facilitate a marriage of reinsurer with insurer, providing a potential business expansion solution for its customers and, in turn, creating more business conducted through Roadzen. The more customers Roadzen acquires, the likelier it becomes that one customer will find a partner in another customer.

4.	Broaden our geographical presence. We believe there is significant need for our solutions on a global basis and, accordingly, an opportunity to grow our business through international expansion. The global nature of several of our clients provides an excellent anchor relationship to launch us into new markets.

Our Offerings

Our main offerings are underwriting solutions for cars, drivers and fleets, road safety using app-based and computer vision-based telematics (including accident prevention, distraction alerts, and driver coaching), and claims management (including accident scene management, FNOL, touchless video loss adjustment and RSA).

Roadzen markets these solutions through one of two channels — (i) as an IaaS provider or (ii) as a broker. Roadzen builds and tests its solutions in high-frequency and lower-margin Chinese and Indian auto-insurance markets before deploying the services to higher-margin markets in the U.K, E.U., and U.S.

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

Roadzen’s Claims platform is powered by telematics, computer vision algorithms, and real-time video streaming modules to conduct live surveys of vehicle accidents. Within seconds, AI and computer-vision algorithms can identify the damaged parts, the extent of the damage, repair or replacement decisions, and the estimated cost of repair. Traditionally, this multi-step process takes anywhere between two and seven days, depending on the insurer. Additionally, total costs can be inflated by the interplay among multiple service providers that have traditionally been involved in repairing a damaged vehicle (such as repairers, surveyors and others). As Roadzen’s technology is unbiased, Roadzen eliminates the threat of cost inflation, providing savings to both the insurance company and its end customer. Roadzen’s digital claims management platform, Claims, is built for a user-driven approach and has transformed opaque claims processing into proactive engagement with customers.

Claims initiates a claim using telematics, conducts remote surveys of accidents using photos and videos, and processes the claim by providing an estimate of costs needed to repair or replace the damaged part purely using computer vision. Applying photography, video-streaming and computer vision, Roadzen can inspect a vehicle instantly to assess risk profile, damages, and repair value. We believe that Roadzen delivers a best-in-class customer experience with improved outcomes for insurers, customers and repair shops alike. Whether parametric, assisted, or self-service, our engine handles all claims using algorithmic triage protocols, video, and deep learning for faster and more accurate resolution. Our deep ecosystem for claims processing includes loss adjusters, repairers, roadside assistance, and payments for a one-stop solution to simplify and transform the claims journey.

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

Roadzen telematics for insurance consists of a comprehensive telematics stack for driver behavior including:

●	Software-based: The insured end customer’s mobile phone generates driving behavior data through a software development kit which is integrated into a mobile application. This software is primarily utilized by insurers to embed in the end customer applications, generating the insured’s driver score for future policy underwriting.

●	Connected vehicles: As vehicles become increasingly connected over time, more and more will have a telematics control unit built into the vehicle, and Roadzen’s APIs can integrate with the vehicle software to fetch data for our exchange.

●	Video telematics: Roadzen’s subsidiary DrivebuddyAI is a V2X (“vehicle-to-everything”) dashcam that brings ADAMATICS (ADAS + Telematics) capabilities to any vehicle using purely computer vision. The system continuously monitors the road ahead and utilizes artificial intelligence to analyze potential hazards. The driver-facing camera performs landmark detection on the driver’s face to recognize distractions, pose, and yaw. The system alerts the driver in real-time to avoid collisions — a major benefit for fleets, insurers and automotive OEMs. Reduced distractions and collision avoidance leads to better underwriting outcomes and loss control for insurers and commercial fleets. The DrivebuddyAI system is not just safer for fleets, but is also used for more accurate driver logging, fleet utilization, and visual mapping. We believe that our ADAMATICS solution has an opportunity to become a fundamental part of the commercial auto insurance market.

2.	Brokerage Solutions

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

Roadzen deploys its solutions to insurers as a technology provider. It serves as a SaaS provider to auto insurers that embed our offerings with their end customers. Insurers benefit from more efficient underwriting processes and reduced claims processing costs; in turn, their customers secure a simplified online experience in claims reporting, risk evaluations, payments, and RSA. Insurers pay Roadzen a percentage of premiums charged where Roadzen’s solutions are used for underwriting. Fixed fees per usage of Roadzen solutions is utilized in damage assessments, claims management, and RSA. Through Roadzen’s proprietary specialty brokerage platforms in the U.S., India and Europe, where it targets OEMs, auto dealerships and commercial fleets, Roadzen operates on a B2B2C model. Roadzen secures a percentage of brokerage commissions paid by insurers to brokers for distribution of their offerings. By embedding its solutions suite in brokerage offerings, Roadzen secures two revenue streams: (i) brokerage commissions; and (ii) insurer payments for claims management and RSA. Both of Roadzen’s sales channels, SaaS for insurers (indirect) and brokerage distribution (direct), target a unified customer base of car companies, fleets, dealerships, and agents. Roadzen’s direct sales channels do not compete with insurers that use the SaaS solutions. Rather, Roadzen’s MGA/brokerage service becomes a platform for the marketing and distribution of policies in which Roadzen’s solutions are embedded.

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

Research and Development

As of March 31, 2026, Roadzen had 86 engineers, computer vision researchers and data scientists focused on building software to address the challenges and complexity in auto insurance. Our product and engineering team focuses on enhancing our solutions to meet the complex requirements of our customers with a focus on capabilities, operational efficiency, security, and privacy of our platform. We also invest significantly in developing our products and customizing them for the specific market in which the customer operates, including the relevant regulations, language, currency and payment methods.

We believe AI will have a transformative impact on the insurance economy and have focused our efforts on deep learning technology. We have released several new solutions incorporating real world AI at enterprise scale. Our team has developed over 300 AI models in computer vision as well as natural language processing such as video inspection, driver scoring, vehicle, part and damage detection, driver distraction, insurance GPT (policy summary and FAQ of any insurance policy), claims invoice automation, as well as road object detection and driver facial landmark detection. We invest significantly into developing our internal tooling for AI through our proprietary Canvas platform that allows ground truth generation, automated model selection, and continuous training and deployment of AI models.

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

As of March 31, 2026, we had no U.S. trademarks or pending applications, and we had seven registered non-U.S. trademarks and one pending non-U.S. trademark applications. As of March 31, 2026, we had no U.S. patents and pending applications, and nine registered non-U.S. patents, one registered non-U.S. design patent and five pending non-U.S. patent applications. All patents granted are seeking broader international protection.

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

Our People and Culture

We have assembled a proven, global team with excellence and experience spanning technology, AI, insurance and mobility. As of March 31, 2026, we had 458 full-time employees and 1 part-time employee. None of our employees are represented by a labor union. We believe we have good relationships with our employees and have not experienced any interruptions of operations due to labor disagreements.

Division	Employee
Technology	86
Management	20
Sales & Business Development	212
Operations	91
Finance, HR, Compliance and Admin	50
Total	459

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

Our Customers

We have strong customer relationships in the auto insurance market. These relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. As of March 31, 2026, we had customer agreements with 61 insurers (including carriers, self-insurers and other entities processing insurance claims), 91 automotive clients, and approximately 4,200 agent and fleet customers. As of March 31, 2026, our insurer clients made up less than 1.4% of the total number of clients, but approximately 40.1% of the enterprise client base (i.e., 61 of the 152 total insurers and automotive clients).

Key customer ecosystems are as follows:

●	Insurance – including insurance companies, reinsurers, agents, brokers.

●	Automotive – including carmakers (OEMs), dealerships, online-to-offline car sales platforms.

●	Fleets – including small and medium fleets, taxicab companies, ridesharing platforms and commercial and corporate fleets.

●	Other distribution channels such as financial services companies providing auto loans, and telematics companies.

And key customer benefits from working with us can include:

●	For Insurers – faster, efficient and cheaper claims processing, lower combined operating ratios, lower distribution costs and better underwriting models.

●	For Automotive – embedded or white-labeled products with better visibility on the insurance distribution process for both new and renewal policies, extended warrant programs, faster and more transparent claims settlements.

●	For Fleets – advanced road safety using telematics, lower premiums and faster claims processing.

Our revenue is dependent on clients in the automotive insurance industry, OEMs and automotive fleets, and historically a relatively small number of clients have accounted for a significant portion of our revenue. For the year ended March 31, 2026, we had 3 customers that individually represented approximately 13.0%, 10.0% and 8.0% of our total revenue. During this same period, revenues from 10 customers collectively accounted for approximately 56.0% of our total revenue.

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

We file annual, quarterly and special reports, proxy statements and other information with the SEC. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Roadzen. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file or furnish this information to the SEC.

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

We have incurred net losses of $23.6 and $72.9 million for our fiscal years ended March 31, 2026 and 2025, respectively. As a result, we had an accumulated deficit of $248.6 and $224.3 million as of March 31, 2026 and 2025, respectively. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to scale operations, broaden our customer base, expand our sales and marketing activities, including expanding our sales team, hire additional employees, and continue to develop our technology. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as we operate as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow, or revenue may decline, for several possible reasons, including slowing demand for our services or increasing competition. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or increasing profitability or positive cash flow on a consistent basis.

A substantial portion of our revenue is derived from a relatively small number of clients ranging from insurers, OEMs and automotive fleets, and the loss of any of these clients, or a significant revenue reduction from any of these clients, could materially impact our business, results of operations and financial condition.

As of March 31, 2026, we had 61 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), compared to 34 in the prior year; 91 automotive customer agreements in fiscal 2026 compared to 78 in the prior year; and approximately 4,200 agents and fleet customer agreements in fiscal 2026 compared to approximately 3,800 in the prior year. Roadzen’s insurer clients made up less than 1.4% of Roadzen’s total number of clients, but approximately 40.1% of Roadzen’s enterprise client base (i.e., 61 of the 152 total insurers and automotive clients).

Our revenue is dependent on clients in the automotive insurance industry, OEMs and automotive fleets, and historically a relatively small number of clients have accounted for a significant portion of our revenue. For the year ended March 31, 2026, we had 3 customers that individually represented approximately 13.0%, 10.0% and 8.0% of our total revenue. During this same period, revenues from 10 customers collectively accounted for approximately 56.0% of our total revenue.

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

The FCA has the authority to suspend the sale of any insurance product sold within the U.K. and for which it has oversight if it does not believe a firm or a product is protecting the interests of U.K. consumers. For example, in February 2024, the FCA paused all sales of the Guaranteed Asset Protection (“GAP”) product, a key contributor to our operations in the U.K., directing all insurers, including our insurance partner, to temporarily cease selling the GAP product. The regulator mandated insurers to make a resubmission, or new GAP proposal, outlining product features, coverages and pricing for approval by the FCA before sales of the GAP product could be resumed. Although our insurance partner, which is obligated to adhere to FCA guidelines, received approval to sell GAP products, the resubmission and approval process had a significant impact on our revenue, financial performance, and overall profitability.

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

We have been growing rapidly over the last several years, with revenue of approximately $55.0 million and $44.3 million for the fiscal years ended March 31, 2026 and 2025, respectively As a result, our ability to forecast our future results of operations is subject to several uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our IaaS solutions from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of contracts by our existing customers, and the maturation of our business, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, we expect that our revenue growth rate may decline in the future because of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks, and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, financial condition, and results of operations could be harmed.

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

We market and sell automobile insurance through a direct sales B2B2C model and we must expand our sales organization to increase our sales to new and existing customers. As of March 31, 2026, our sales and business development team consisted of 212 members. We expect to continue expanding our direct sales force, both domestically and internationally, particularly our direct sales organization focused on sales to large organizations. We also expect to dedicate significant resources to sales programs that are focused on these large organizations. Once a new customer begins using our services, our sales team will need to continue to focus on expanding use of our services by that customer, including increasing the number of AI solutions used by that customer across other use cases. All of these efforts will require us to invest significant financial and other resources. If we are unable to expand and successfully onboard our sales force at sufficiently high levels, our ability to attract new customers may be harmed, and our business, financial condition and results of operations could be adversely affected. In addition, we may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales programs are not effective. We have experienced turnover in our sales team members, which results in costly training and operational inefficiency. In order to increase our revenue, we expect we will need to further build our direct sales capacity. Additionally, our entry into any new markets and use cases will require us to develop appropriate internal sales capacity and to train our sales teams to effectively address these markets. If we are unsuccessful in these efforts, our ability to grow our business will be limited, and our business, results of operations, prospects, and financial condition will be adversely affected.

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

Global events such as the imposition of various trade tariffs by the U.S. and China, the COVID-19 pandemic, the Russia-Ukraine, Israel-Hamas and U.S.-Iran conflicts have created and may continue to create economic uncertainty, including inflationary pressures, in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Moreover, during challenging economic times, our customers may be unable to timely access sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an allowance for doubtful accounts, which would adversely affect our financial results. A substantial downturn in the insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying, or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy in the U.S., the U.K., E.U., China and India, including conditions resulting from financial and credit market fluctuations, could decrease corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.

Macroeconomic factors impacting the principal industries we serve could adversely affect our product adoption, usage, or average selling prices.

We expect to continue to derive most of our revenue from brokerage services and AI services we provide to the automotive industry, automotive insurance industry and supporting economy, including the automotive collision and OEM industries. Given the concentration of our business activities in this industry, we will be particularly exposed to certain economic downturns affecting the automotive and insurance industries. Global market and economic conditions, as well as those in the U.S., the U.K., E.U., China and India, have been, and continue to be, disrupted and volatile. General business and economic conditions that could affect us and our customers include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our solutions, including the delay or cancellation of current or anticipated projects, or could present difficulties in collecting accounts receivable from our customers due to their deteriorating financial condition. Our existing customers may be acquired by or merged into other entities that use our competitors’ products, or they may decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company that has a poor economic outlook or is closed.

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

Roadzen works with a limited number of carriers in the U.S., India, China, the U.K. and E.U. for its automobile insurance products, and there is a risk that if one or more of the carriers becomes impaired or terminates its relationship with Roadzen that Roadzen’s revenues and profitability may be adversely affected. If a carrier partner relationship terminates or there is loss of strategic support or alignment, we may be unable to transition to a new relationship without disruption, increased cost, lost profits, or lost market share, or a combination of the foregoing.

We derive a large portion of our revenue from commissions on the sale of automotive insurance products in India, China, the U.S., U.K. and E.U. If a carrier were to experience liquidity problems or other financial (such as rating agency downgrades) or operational difficulties, we could encounter business disruptions as a result, and our results of operations may suffer.

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

Historically, transactions occurring outside of the three core markets, the U.S., India, and the U.K./E.U., have represented a small portion of our overall processed transactions. However, we intend to continue to expand our international sales efforts. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in these three core markets. Because of our limited experience operating outside these three markets, our international expansion efforts outside of these three core markets may not be successful. We may rely heavily on third parties outside of the three core markets, and as a result we may be adversely impacted if we invest time and resources into such business relationships but do not see significant sales from such efforts. Potential risks and challenges associated with sales to customers and operations outside of our core markets include, but are not limited to:

●	compliance with multiple conflicting and changing governmental laws and regulations, including employment, tax, money transmission, privacy, and data protection laws and regulations;

●	increased travel, real estate, infrastructure, legal and compliance costs associated with international operations;

●	laws and business practices favoring local competitors;

●	new and different sources of competition;

●	new integrations for international technology platforms;

●	localization of our solutions, including translation into foreign languages, obtaining and maintaining local content, and customer care in such languages;

●	treatment of revenue from international sources and changes to tax rules, including being subject to foreign tax laws and liability for paying withholding or other taxes in foreign jurisdictions;

●	fluctuation of foreign currency exchange rates;

●	greater difficulty collecting accounts receivable, longer sales and payment cycles, and different pricing environments;

●	challenges inherent in efficiently managing, and increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;

●	restrictions on the transfer of funds;

●	inconsistent or irregular availability of reliable Internet connectivity in areas targeted for expansion;

●	limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents, or obtaining necessary intellectual property licenses from third parties;

●	natural disasters, acts of war, terrorism, pandemics, or security breaches;

●	import and export license requirements, tariffs, taxes and other trade barriers;

●	compliance with sanctions laws and regulations, including those administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury;

●	compliance with various anti-bribery and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act (“UKBA”); and

●	regional or national economic and political conditions.

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

As a software business, we face risks of cyber-attacks, including ransomware and phishing attacks, social engineering attacks, computer break-ins, theft, fraud, misappropriation, misuse, denial-of-service attacks, and other improper activity that could jeopardize the performance of our platform and solutions and expose us to financial and reputational impact and legal liability, especially with regards to regulators such as the FTC, which has become increasingly aggressive in prosecuting alleged failure to secure personal data as unfair and deceptive acts or practices under the Federal Trade Commission Act the (“FTC Act”). In addition, each of our subsidiaries may be subject to additional cyber-security risks, borne of existing systems-wide vulnerabilities, that could jeopardize the performance of their platforms and expose us to similar financial and reputational impact and legal liability, especially with regards to regulators such as the FTC.

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

As of March 31, 2026, we had cash and cash equivalents of approximately $6.6 million. During the period ended March 31, 2026, the Company incurred a net loss of approximately $23.6 million and had cash flows used in operating activities of approximately $21.4 million.

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

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage a public company such as Roadzen that will be subject to significant regulatory oversight and reporting obligations under U.S. securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. In addition, each of our subsidiaries may also have inadequate internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

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

The current conflicts between Ukraine and Russia, between Israel and Hamas and between the U.S. and Iran have exacerbated market instability and disrupted the global economy.

The current conflicts between Ukraine and Russia, between Israel and Hamas and U.S. and Iran have caused uncertainty about economic and political stability, increasing volatility in the credit and financial markets, and disrupting the global economy. The U.S., the E.U., and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. These sanctions and export controls may also contribute to higher oil and gas prices and inflation, which could reduce demand in the global automotive sector and therefore reduce demand for our solutions. There is also a risk that Russia, as a retaliatory action to sanctions, may launch cyberattacks against the U.S., the E.U., or other countries or their infrastructures and businesses. Additional consequences of the conflict may include diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and various shortages and supply chain disruptions. While we do not currently directly rely on goods or services sourced in Russia or Ukraine and thus have not experienced any direct disruptions, we may experience indirect disruptions in our supply chain. Any of the foregoing factors, including developments or effects that we cannot yet predict, may adversely affect our business, results of operations, and financial condition.

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

As a managing general agency/underwriter in the U.S. and U.K./E.U. markets, and an insurance broker in India, we operate in a highly regulated environment for our insurance product distribution and face risks associated with compliance requirements, some of which cause us to make judgment calls that could have an adverse effect on us.

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

We do not hold a controlling equity interest in our Chinese subsidiary and rely on contractual and governance arrangements for consolidation, which may be less effective than direct ownership and may be challenged under PRC law.

Effective April 1, 2025, we began consolidating the financial results of Daokang (Beijing) Data Science Company Limited (“Daokang”), a company organized under the laws of the People’s Republic of China (the “PRC”), as a variable interest entity (“VIE”) under U.S. generally accepted accounting principles. We hold a 34.5% equity interest in Daokang and consolidate its results based on a combination of board, governance, and management rights, including a tiebreaking vote in the event of a deadlock and sole authority to designate Daokang’s Chief Executive Officer. These arrangements may not be as effective as direct equity ownership in providing operational control. If the other shareholders of Daokang, the directors designated by them, or the Daokang Chief Executive Officer fail to act in accordance with our instructions, fail to perform their obligations under these arrangements, or contest the validity or enforceability of these arrangements, we may be required to incur substantial costs to enforce our rights, and we may be unable to do so in a timely manner or at all. The PRC legal system is based on written statutes, and prior court decisions have limited precedential value. Uncertainties in the PRC legal system could limit our ability to enforce these arrangements, and any such failure could materially and adversely affect our business, financial condition, results of operations, and the value of our securities.

Changes in PRC laws, regulations, or government policies, or actions by PRC regulatory authorities, could materially affect Daokang’s operations and our ability to consolidate Daokang’s financial results.

The PRC government has broad authority to regulate companies operating in the PRC, including in areas relating to data, cybersecurity, foreign investment, anti-monopoly review, and the structure of overseas-listed issuers with PRC operations. The PRC government has in recent years adopted or proposed a number of measures that may affect companies with operations in the PRC, including the Cybersecurity Law, the Data Security Law, the Personal Information Protection Law, measures of the Cyberspace Administration of China relating to cybersecurity review and cross-border data transfers, and the China Securities Regulatory Commission’s (“CSRC”) Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies that took effect on March 31, 2023. The interpretation and enforcement of these laws and regulations remain subject to substantial uncertainty. If the PRC government determines that our consolidation of Daokang, the contractual and governance arrangements relating to Daokang, or any of Daokang’s business activities are not in compliance with applicable PRC laws and regulations, or if these laws and regulations change or are interpreted differently in the future, we could be required to restructure our arrangements with Daokang, deconsolidate Daokang, divest our interest in Daokang, or take other actions that could result in significant disruption to our business and a material and adverse impact on our financial condition and results of operations. We may also be required to obtain permissions or approvals from PRC regulatory authorities, including the CSRC and the Cyberspace Administration of China, in connection with our existing or future operations or capital markets activities, and we cannot assure investors that we will be able to obtain such permissions or approvals in a timely manner, or at all.

The Holding Foreign Companies Accountable Act and related developments could result in our securities being prohibited from trading in the United States if the Public Company Accounting Oversight Board is unable to inspect our auditors.

The Holding Foreign Companies Accountable Act, as amended (the “HFCAA”), and related rules adopted by the U.S. Securities and Exchange Commission and the Public Company Accounting Oversight Board (the “PCAOB”) provide that if the PCAOB is unable to inspect or investigate completely an auditor that has issued an audit report for a U.S.-listed issuer for two consecutive years, the issuer’s securities will be prohibited from trading on a U.S. national securities exchange or in the over-the-counter market. In December 2022, the PCAOB announced that it had secured access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong; however, the PCAOB has indicated that this determination is subject to ongoing reassessment and could be reversed if obstructions to its access arise. If the PCAOB in the future is unable to conduct full inspections or investigations of any audit firm that performs audit work in connection with Daokang’s financial statements, or of our principal auditor to the extent any portion of its work is performed in the PRC or Hong Kong, our securities could become subject to a trading prohibition under the HFCAA, and the market price and liquidity of our securities could be materially and adversely affected.

Restrictions on the movement of cash into and out of the PRC may limit our ability to use Daokang’s cash flows to fund our operations or meet our obligations.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and the remittance of currency out of the PRC. Daokang’s revenue is generated in Renminbi, and Daokang is subject to PRC laws and regulations governing dividend distributions, statutory reserve requirements, foreign exchange administration, and withholding tax on payments to non-PRC affiliates. As a result, our ability to access cash generated by Daokang to fund operations at our holding company or other subsidiaries, to service indebtedness, or to make distributions to our shareholders may be limited, delayed, or subject to additional taxation. In addition, the contractual and governance arrangements through which we consolidate Daokang may further constrain the timing or manner in which we are able to access Daokang’s cash flows. Any inability to move cash out of the PRC efficiently, or any change in PRC laws or regulations affecting cash transfers, could adversely affect our liquidity, capital structure, and ability to meet our obligations.

The accounting for our consolidation of Daokang involves significant judgment and estimates, and adjustments during the measurement period or in future periods could materially affect our reported results.

The accounting for our consolidation of Daokang, including the determination that we are the primary beneficiary of Daokang for accounting purposes, the remeasurement of our previously held equity interest, the recognition and measurement of identifiable assets acquired and liabilities assumed, and the recognition of any goodwill or bargain purchase gain, involves the application of significant judgment and the use of estimates regarding fair value. The initial accounting may be recorded on a provisional basis and is subject to adjustment during the measurement period. Subsequent changes in facts and circumstances, including changes in the contractual or governance arrangements, the loss of any of the rights on which our consolidation conclusion is based, or a determination that Daokang is no longer a variable interest entity or that we are no longer its primary beneficiary, could require us to deconsolidate Daokang or to reassess the carrying value of related assets and liabilities, any of which could have a material effect on our financial position and results of operations. In addition, the carrying value of any goodwill or long-lived assets recognized in connection with the consolidation will be subject to impairment testing, and the prior impairment of our investment in Daokang as of March 31, 2025 reflects the historical difficulty we have experienced in obtaining reliable financial information from Daokang.

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

Any patents, trademarks, or other intellectual property rights that we have obtained or may obtain may be challenged by others or invalidated, circumvented, abandoned or lapse. As of March 31, 2026, we had no U.S. trademarks or pending applications, and we had seven registered non-U.S. trademarks and one pending non-U.S. trademark applications.

As of March 31, 2026, we had no U.S. patents and pending applications, and nine registered non-U.S. patents, one registered non-U.S. design patent and five pending non-U.S. patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. There can also be no assurance that our patents or application will be equally enforceable or otherwise protected by the laws of non-U.S. jurisdictions.

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

We take steps to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require our proprietary software to be subject to many of the restrictions in an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. Additionally, we rely on our technology team of 86 professionals that includes software programmers, data scientists and design team to develop our proprietary technologies, and although we take steps to prevent our programmers from including objectionable open source software in the technologies and software code that they design, write and modify, we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated such open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, results of operations, and prospects.

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

While POEM provisions are described under the Indian domestic tax regime, “permanent establishment” concept and provisions are generally contained under bilateral double taxation avoidance agreements (“International Tax Treaties”) that India has executed with multiple countries globally. India does not have an international tax treaty with the British Virgin Islands, but it has an Agreement for Exchange of Information with respect to taxes with the British Virgin Islands. However, the Income Tax Act contemplates a comparable concept of “business connection,” which has a much wider scope of taxability than that of the permanent establishment under an international tax treaty. Business connection is defined to include significant economic presence. A foreign enterprise may set up a significant economic presence in India if (a) sales from transactions in goods, services or property with any person in India (including provision of data or software downloads) during the tax year exceed INR 20 million (approximately USD 211,295 based on an exchange rate of USD 1.00 = INR 94.6543 as of March 31, 2026, or (b) the Company engages in systematic and continuous soliciting of its business activities or interacts with more than 300,000 Indian users. A significant economic presence may arise even if such foreign enterprise (i) has no physical place of business or employees in India, (ii) does not render any services in India, and/or (c) does not enter into agreements in India.

Under Section 6 of the Income Tax Act, POEM is defined as “a place where key management and commercial decisions that are necessary for the conduct of the business of an entity as a whole are, in substance, made.” The guidance for determining POEM sets forth certain tests to determine if a company is engaged in active business outside India. The POEM of a company with active business outside India is presumed to be outside India if the majority of its board meetings are held outside India in the relevant financial year, subject to certain caveats contained in the circulars issued by the Central Board of Direct Taxes (“CBDT”), Ministry of Finance, Government of India. If a company does not qualify as having active business outside India, there is a two-stage process for determining its POEM. The first stage involves the determination of the people who make key management and commercial decisions for the business of the company as a whole. The second stage involves a determination of the place where such decisions are in fact being made. To this end, factors such as whether the company’s head office is located outside India, where the board of directors meets and makes decisions and whether it delegates any of its authority to senior management for making commercial decisions related to the company, are relevant. Additionally, Circular 8 of 2017 issued by the CBDT provides an exemption from POEM regulations to any company incorporated outside of India with revenues of INR 500 million (approximately USD 5.3 million based on an exchange rate of USD 1.00 = INR 94.6543 as of March 31, 2026) or less in a given financial year.

If it is determined by the Indian tax authorities that the Company will have a POEM in India, it will be subject to tax in India on our global income and will be subject to all procedural requirements, including filing a tax return in India and complying with certain tax withholding provisions. The applicable corporate tax rate for a domestic company is 22-30%, however, the Central Board of Direct Taxes, Ministry of Finance, Government of India, prescribes that a foreign company that is deemed to have a POEM in India will be taxed at a rate of 40% plus an applicable surcharge and cess (on tax). A surcharge of 2% of the income tax calculated will be applied if the Company’s total income for any given year exceeds INR 10 million (approximately USD 105,648 based on the exchange rate as of March 31, 2026) but is less than INR 100 million (approximately USD 1.1 million based on the exchange rate as of March 31, 2026), and a surcharge of 5% of the income tax calculated will be applied if the Company’s total income exceeds INR 100 million. Additionally, a health and education cess equal to 4% of income tax as increased by surcharge calculated will be levied).

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

The trading price of our Ordinary Shares is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Relating to Roadzen’s Business and Industry” and the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of our competitors;

●	the impact of a pandemic such as COVID-19, and its effect on our business and financial conditions;

●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by the Company or its competitors;

●	announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	any significant change in the Company’s management;

●	changes in general economic or market conditions or trends in the Company’s industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business;

●	future sales of the Company’s Ordinary Shares or other securities;

●	investor perceptions or the investment opportunity associated with the Company’s Ordinary Shares relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC;

●	litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of the Company’s competitors;

●	guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance;

●	the development and sustainability of an active trading market for the Company’s share;

●	actions by institutional or activist shareholders;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies may implement many of these requirements over a longer period of up to five years from the pricing of their initial public offering. We intend to take advantage of these extended transition periods but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, exemption from auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced executive compensation disclosure obligations, in this Annual Report, our periodic reports and our proxy statements, and an exemption from the requirements of holding nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through March 31, 2027, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Item 2. Properties.

Our principal executive offices in the U.S., which we lease, are located at 111 Anza Blvd., Suite 109 Burlingame, CA 94010. Additionally we lease office space in Coventry in the U.K., in Ahmedabad, Chennai and New Delhi in India as well as Beijing and Shanghai in China. The Company does not own any real estate. We believe that our existing office space is sufficient for our current needs.

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

On April 17, 2025, Roadzen filed a lawsuit in Palm Beach County, Florida against Meteora Capital Partners, LP and affiliated entities (“Meteora”), alleging willful breach of contract and conduct that has damaged Roadzen and its public market value. The lawsuit stems from a Forward Purchase Agreement (the “FPA”) signed in August 2023, under which Meteora agreed to acquire 5 million shares in Roadzen at effectively a zero-cost basis and to remit proceeds from the sale of those shares to Roadzen under certain contractual mechanisms. Roadzen alleged that, despite negotiated safeguards, Meteora sold Roadzen shares without honoring its payment obligations or providing the required notices under the FPA. Roadzen also asserted a claim against Meteora for breach of Meteora’s duty of good faith and fair dealing by reason of the foregoing refusal to submit payment upon the sale of the shares of Roadzen stock that in effect Meteora received and was holding at a defacto zero cost basis.

On April 18, 2025, Meteora filed a separate lawsuit against the Company in the Court of Chancery of the State of Delaware, also arising out of the FPA and the subscription agreement, dated August 25, 2023, between the Company and Meteora (the “Subscription Agreement”). In its complaint, among other things, Meteora alleged breach of contract by the Company based on the Company’s registration obligations under the Subscription Agreement and seeks specific performance and damages, as well as declaratory judgment that (i) Meteora complied with its obligations under the FPA and Subscription Agreement, (ii) the Company breached certain of its registration obligations under the Subscription Agreement and (iii) Meteora’s obligations to the Company under the FPA are limited to $914,726.53.

On May 23, 2025, the Company removed the pending action to the United States District Court for the District of Delaware. Thereafter, on June 3, 2025, Meteora moved to remand the action back to the Court of Chancery, and subsequently sought default judgment against the Company in the Chancery Court and also made a separate application to the Chancery Court for summary judgment on the claims asserted. The District Court denied Meteora’s request for default judgement on October 17, 2025. Opposition to Meteora’s application for summary judgment was filed and the Chancery Court held a hearing on May 21, 2026, after which the Chancery Court advised all parties that a decision would be rendered in no more than ninety days. Until the Court renders its decision all proceedings in the case have been held in abeyance.

On September 23, 2025, the Company filed a lawsuit in the United States District Court for the Southern District of New York (“USDC NY”) against the Meteora companies and its principals alleging, among other things, securities fraud and violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) by Meteora. The Company filed a voluntary discontinuance of the Florida case against Meteora on October 17, 2025 and thereafter filed an amended complaint in USDC NY to include the breach of contract and breach of duty of good faith and fair dealing originally asserted in the Florida complaint.

On January 30, 2026, Meteora filed an application to dismiss the USDC case; the Company’s opposition papers were filed early March 2026 and the motion is pending decision. Until a decision is rendered, all other proceedings are on hold.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Ordinary Shares and Public Warrants trade on the Nasdaq Global Market under the symbols “RDZN” and “RDZNW,” respectively.

Holders

As of March 31, 2026, there were 66 registered holders of record of our Ordinary Shares and 32 holders of record of our Public Warrants. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.

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

Not applicable.

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

Our operations are global, and our partners consist of market-leading insurance companies, fleets and automotive original equipment manufacturers (“OEMs”) and carmakers, including AXA, SCOR, Arch, Société Générale, Jaguar Land Rover, Audi, Mercedes, Volvo and several others. Our subsidiary in the U.K., operates through a specialist Managing General Agent (“MGA”) based in Coventry, which provides auto insurance, extended warranties, and claims management services to insurers, automotive dealers, manufacturers, and fleet operators. This MGA leverages its regulatory license to underwrite and service policies locally while utilizing third-party licenses to deliver solutions globally. It acts as a delegated authority on behalf of insurers, managing policy sales and claims adjudication via its brokerage platform. Revenue is generated through commissions and administrative fees tied to Gross Written Premium (“GWP”), with specialty contracts typically structured over five-year terms. Roadzen’s subsidiary in the U.S., operates a licensed auto club based in Burlingame, California that specializes in commercial roadside assistance (“RSA”) and claims management. With a robust network of over 75,000 service providers nationwide, it offers towing, transportation, and first notice of loss (“FNOL”) services to government fleets, enterprises, insurers, and auto manufacturers. We also operate a California licensed insurance broker and managing general underwriter based in San Diego, California, after acquiring a majority stake in the quarter ended December 31, 2025. These capabilities support our comprehensive suite of mobility and insurance infrastructure services across North America. Roadzen’s subsidiary in India operates as a licensed insurance broker providing distribution and servicing of motor insurance products, including RSA, vehicle inspection, and claim facilitation. We also operate a workshop management platform, digitizing end-to-end auto repair across a network of more than 1,200 verified garages and car repair workshops. Our India operations also serve as the Company’s global technology headquarters, where our product, engineering, and AI teams develop and scale the core platforms that power our insurance and mobility services worldwide. This integrated approach allows us to drive innovation and operational efficiency across all markets we serve.

In the People’s Republic of China, we operate a data analytics and AI-enabled software company serving the insurance and mobility value chain in the Greater China market.

Roadzen’s AI Manifesto

Our mission is to build the leading company at the intersection of artificial intelligence (AI), insurance and mobility. To further our mission, we have built a pioneering lab focused on fundamental and applied AI research. We work on core research areas in computer vision, generative AI, and traditional machine learning to develop product experiences that improve the safety, convenience, and protection of millions of drivers across the world. Roadzen is a founding member of the AI Alliance fostering safe, responsible, and open source development alongside industry leaders such as Meta, IBM, Hugging Face, Stability AI, AMD, Service Now, and others. Our approach to build precision AI models in insurance and mobility has won several industry accolades. Roadzen achieved significant industry recognition for its advancements in AI and technology during FY 2024-25. Honors included ‘Breakthrough in Computer Vision’ (FE AICONIC Summit & Awards 2026), InsurTech Solution of the Year (Fintech Breakthrough Awards 2026), ‘Best Insurtech’ (Bharat Fintech Summit Awards 2026), ‘Best AI in Deep Tech’ at the AI Awards Summit 2025 by Entrepreneur India and secured a spot on the Fintech40 Index by L’Observatoire de la Fintech. It was named the ‘World’s Top InsurTech’ by CNBC in 2024, ‘Most Innovative Use of AI’ by Financial Express at the FE Futech Awards 2024 and won the Gold Stevie Award for its Claims insurance solution at the International Business Awards 2024. Additional recognitions included ‘Excellence in InsurTech’ by the India FinTech Forum (IFTA 2024), ‘Best Use of AI in Insurance’ at the Global AI Summit & Awards (GAISA 2024), and ‘Best Product and Business Team’ at the World Auto Forum 2024. Roadzen also won ‘Best Use of Technology’ at the Entrepreneur Awards 2024 and ‘Most Innovative Company’ at the World Finance Innovation Awards 2024.

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

Roadzen provides an IaaS technology platform addressed towards insurance for mobility. The IaaS platform has a suite of products that work cohesively to address the auto insurance value chain. Roadzen sells its IaaS platform to insurers, car manufacturers, and fleet companies to deliver services for their respective insured customers. Our deep understanding of the insurance industry has enabled us to develop a unified suite of modules and products that is tailored to address the key challenges faced in auto insurance. Our solution suite includes several products that support the insurance lifecycle, such as:

●	Via: enables fleets, carmakers and insurers to inspect a vehicle using computer vision;

●	Global Distribution Network (“GDN”): enables the configuration, customer quote, payment (in any currency), and administration of any insurance policy with any insurance carrier as the underwriter:

●	Claims: enables digital, touchless and real-time resolution of claims from FNOL through payment, using telematics and computer vision;

●	StrandD: enables digital, real-time dispatch and tracking for RSA and FNOL during accident claims;

●	Good Driving: enables insurers and fleets to recognize their best drivers, train poor drivers and build usage-based insurance (“UBI”) programs; and

●	DrivebuddyAI: enables any vehicle to get advanced driver-assistance capabilities utilizing cameras and neural networks to deliver better safety on the road.

●	MixtapeAI: a platform designed to power AI agents and transform customer interactions in the insurance and mobility sectors.
●	AutoSpace: a workshop management software platform, digitizing the end-to-end repair journey across a network of workshops throughout India.

Our technology revolutionizes the customer experience by helping customers obtain a policy within seconds and process a claim estimate within minutes in comparison with existing processes that can take weeks. Roadzen’s revenue derived from platform sales is usage-based, meaning we get paid on a per-vehicle or per-use basis.

Roadzen’s IaaS Platform accounted for approximately 49.6% of revenues for the year ended March 31, 2026.

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

Roadzen’s Brokerage Solutions accounted for approximately 50.4% of revenue for the year ended March 31, 2026.

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

Since January 1, 2023 we began tracking customer segmentation for Roadzen, described as such: enterprise clients that include insurers, automakers and large fleets (above 100 vehicles), and SMB clients, which include agents, brokers, small dealerships, and small fleets (under 100 vehicles). As of March 31, 2026, we had 61 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), 91 automotive customer agreements, and approximately 4,200 agents and fleet customers agreements.

Strength of the Auto Insurance Market

We generate a majority of our revenues through commissions and fees which are a reflection of the total insurance policy premium. Roadzen derived 50.4% of revenue from its Brokerage Solutions and 49.6% from its IaaS Platform for the year ended March 31, 2026. A softening of the insurance market characterized by a period of declining premium rates due to competition or regulation could negatively impact our financial results.

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

The FCA has the authority to suspend the sale of any insurance product sold within the U.K. and for which it has oversight, if it does not believe a firm or a product is protecting the interests of U.K. consumers. For examples, in February 2024, the FCA paused all sales of the Guaranteed Asset Protection (“GAP”) product, a key contributor to our operations in the U.K., directing all insurers, including our insurance partner, to temporarily cease selling the GAP product. The regulator mandated insurers to make a resubmission, or new GAP proposal, outlining product features, coverages and pricing for approval by the FCA before sales of the GAP product could be resumed. Although our insurance partner, which is obligated to adhere to FCA guidelines, eventually received approval to sell GAP products, the resubmission and approval process had a significant impact on our revenue, financial performance, and overall profitability.

Our auto club subsidiary in the U.S. is licensed in California, which exposes Roadzen to a distinct set of risks due to the stringent regulatory landscape enforced by the California Department of Insurance (“CDI”). Compliance with these regulations is paramount, as they govern a wide spectrum of our activities, including membership services, claims management, and financial integrity.

Our U.S. managing general underwriter (“MGU”) subsidiary holds insurance producer licenses in California, Texas, Illinois, and New Jersey, and operates under Coverholder authority granted by Lloyd’s of London, which permits it to bind risks on behalf of one or more Lloyd’s syndicates within the scope of a binding authority agreement. Our U.S. MGU operations are subject to extensive regulation at the U.S. state level, including licensing, financial responsibility, fiduciary handling of premium and claim funds, recordkeeping, reporting, market conduct, producer compensation, and, in certain states, specific managing general agent statutes modeled on the National Association of Insurance Commissioners’ Managing General Agents Act. Our Coverholder authority is governed by the binding authority agreements with our Lloyd’s carriers and by the underwriting, audit, conduct, complaint-handling, sanctions, and reporting standards established by Lloyd’s and overseen in the United Kingdom by the Prudential Regulation Authority and the FCA. Our financial performance depends on our ability to maintain these licenses and authorities in good standing, to operate within delegated underwriting authority and aggregate limits set by our carriers, and to comply with applicable state and Lloyd’s requirements. Changes in state insurance laws or regulations, modifications to Lloyd’s Coverholder or delegated authority standards, loss or suspension of a license or Coverholder authority, reductions or non-renewals of delegated underwriting authority by our carrier partners, adverse findings from regulatory examinations or carrier audits, or changes in commission structures or premium volumes in the lines we administer could each have a material effect on the revenue, operating results, and cash flows. We also incur ongoing compliance costs to support our multi-jurisdictional licensing footprint, which we expect to increase as we expand into additional states and add carrier relationships.

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

Results of Operations (all figures are denominated in U.S. $)

Comparison of the Years Ended March 31, 2026 and March 31, 2025

	For the year ended March 31,		Change amount	%
Particulars	2026	2025
Revenue	55,021,792	44,296,098	10,725,694	24.2%
Costs and expenses:
Cost of services	21,277,579	18,833,218	2,444,361	13.0%
Research and development	408,355	3,779,955	(3,371,600)	-89.2%
Sales and marketing	29,111,662	28,873,150	238,512	0.8%
General and administrative	15,976,982	51,602,107	(35,625,125)	-69.0%
Depreciation and amortization	2,244,268	2,020,610	223,658	11.1%
Total costs and expenses	69,018,846	105,109,040	(36,090,194)	-34.3%
Loss from operations	(13,997,054)	(60,812,942)	46,815,888	-77.0%
Interest expense (net)	(7,249,803)	(3,247,831)	(4,001,972)	123.2%
Gain on bargain purchase	174,248	-	174,248	100%
Fair value gains/(losses) in financial instruments carried at fair value	(3,984,386)	(14,844,420)	10,860,034	-73.2%
Impairment of investment	(269,470)	(1,245,326)	975,856	-78.4%
Other income (net)	2,329,515	7,073,235	(4,743,720)	-67.1%
Total other income/(expense)	(8,999,896)	(12,264,342)	3,264,446	-26.6%
(Loss)/Income before income tax expense	(22,996,950)	(73,077,284)	50,080,334	-68.5%
Less: income tax (benefit)/expense	20,212	(13,973)	34,185	-2.4%
Net Loss before non-controlling interest	(23,017,162)	(73,063,311)	50,046,149	-68.5%
Net loss attributable to non-controlling interest, net of tax	(500,940)	(192,879)	(308,061)	159.7%
Net Loss attributable to Ordinary Shareholders	(22,516,222)	(72,870,432)	50,354,210	-69.1%

Revenue

	For the year ended March 31,		Change amount	%
Particulars	2026	2025
Revenue
Commission and Distribution Income	25,997,261	23,447,282	2,549,979	10.9%
Income from Insurance as a Service	29,024,531	20,848,816	8,175,715	39.2%
Total	55,021,792	44,296,098	10,725,694	24.2%

Revenue increased $10.7 million, or 24.2%, for the year ended March 31, 2026, compared to the prior year.

Commission and Distribution Income increased $2.5 million, or 10.9%, for the year ended March 31, 2026, compared to the prior year. The growth was primarily driven by strategic expansion initiatives, including the acquisition of Elite Cover Insurance in the U.S., which contributed approximately $1.0 million in revenue, and an asset acquisition in India, which contributed approximately $1.5 million. The increase was partially offset by a decline in revenue from the U.K. market; however, this impact was mitigated by continued organic growth in India, supporting the overall increase in Commission Distribution income during the year.

Revenue from the Insurance-as-a-Service (IaaS) platform increased by approximately $8.2 million, or 39.2%, for the year ended March 31, 2026, compared to the prior year. The increase was primarily driven by the consolidation of our VIE in China, which contributed approximately $3.0 million in revenue, and the acquisition of a vehicle care business in India, which contributed approximately $0.7 million for the 3 months period. The remaining increase was attributable to the continued expansion of our existing business operations, including growth from our current customer base and increased adoption of our IaaS platform offerings.

As of March 31, 2026, the Company maintained 61 insurance customer agreements and 91 automotive customer agreements, as well as approximately 4,200 agents and fleet customer agreements.

Cost of Services

	For the year ended March 31,		Change amount	%
Particulars	2026	2025
Cost of services	21,277,579	18,833,218	2,444,361	13.0%

Cost of services increased $2.4 million, or 13.0%, for the year ended March 31, 2026, compared to the prior year. The increase was primarily driven by the consolidation of our VIE China, which contributed approximately $1.5 million, and the acquisition of a Vehicle Care business in India, which contributed approximately $0.4 million. The remaining increase was attributable to the growth and expansion of our existing business operations, including higher service delivery costs associated with increased business volumes.

Research and Development

	For the year ended March 31,		Change amount	%
Particulars	2026	2025
Research and development	408,355	3,779,955	(3,371,600)	-89.2%

Research and development expense decreased $3.4 million, or 89.2%, for the year ended March 31, 2026, compared to the prior year. The decrease was primarily driven by a reduction of approximately $2.6 million in non-cash compensation expense related to RSU grants, an increase of approximately $0.6 million in capitalized development costs compared to the prior period, and a decrease of approximately $0.2 million in technology personnel and consulting expenses. The reduction reflects lower share-based compensation expense and a greater allocation of eligible development costs to capitalized assets, along with efficiencies in technology-related spending during the period.

Sales and Marketing

	For the year ended March 31,		Change amount	%
Particulars	2026	2025
Sales and marketing	29,111,662	28,873,150	238,512	0.8%

Sales and marketing expense increased $0.2 million, or 0.8%, for the year ended March 31, 2026, compared to the prior year. The increase was primarily attributable to higher marketing and business development expenses incurred to support the growth of our distribution income and expand market reach. This increase was partially offset by a decrease of approximately $3.6 million in non-cash compensation expense related to RSU grants compared to the prior period.

General and administrative

	For the year ended March 31,		Change amount	%
Particulars	2026	2025
General and administrative	15,976,982	51,602,107	(35,625,125)	-69.0%

General and administrative expense decreased $35.6 million, or 69.0%, for the year ended March 31, 2026, compared to the prior year. The decrease was primarily driven by a reduction of approximately $40.7 million in non-cash compensation expense related to RSU grants. The decrease was partially offset by an increase in expenses of approximately $1.5 million due to the consolidation of our VIE in China and approximately $0.4 million related to the acquisition of EliteCover. The remaining variance was attributable to changes in routine operating activities during the period.

Depreciation and Amortization

	For the year ended March 31,		Change amount	%
Particulars	2026	2025
Depreciation and amortization	2,244,268	2,020,610	223,658	11.1%

Depreciation and amortization increased $0.2 million, or 11.1%, for the year ended March 31, 2026, compared to the prior year.

Interest Income (Expense)

	For the year ended March 31,		Change amount	%
Particulars	2026	2025
Interest income/(expense)	(7,249,803)	(3,247,831)	(4,001,972)	123.2%

Interest expense increased $4.0 million, or 123.2%, for the year ended March 31, 2026, compared to the prior year primarily due to an increase in borrowings from banks and other parties.

Fair Value Changes in Financial Instruments Carried at Fair Value

	For the year ended March 31,		Change amount	%
Particulars	2026	2025
Fair value changes in financial instruments carried at fair value	(3,984,386)	(14,844,420)	10,860,034	-73.2%

Fair value changes in financial instruments decreased by approximately $10.9 million, or 73.2%, for the year ended March 31, 2026, compared to the prior year. The decrease was primarily due to lower fair value adjustments recognized during the current period for the Company’s convertible promissory notes, share warrants, and forward purchase agreement, as compared to the prior-year period.

The prior-year period included significant fair value remeasurement impacts arising from changes in the valuation of these financial instruments, which resulted in higher gains/losses compared to the current period.

Impairment of Investment

	For the year ended March 31,		Change amount	%
Particulars	2026	2025
Impairment of investment	(269,470)	(1,245,326)	975,856	-78.4%

The Company evaluates its non-marketable equity investments for impairment at each reporting period through a qualitative assessment of relevant impairment indicators, including significant adverse changes in the investee’s business performance, operating environment, legal or regulatory factors, or the availability of relevant financial information.

During the year ended March 31, 2026, the Company identified indicators of impairment related to its investment in Moonshot - Internet SAS (“Moonshot”) and recognized an impairment charge of approximately $0.3 million to write down the carrying value of the investment.

Other Income/(Expense)

	For the year ended March 31,		Change amount	%
Particulars	2026	2025
Other (income)/expense net	2,329,515	7,073,235	(4,743,720)	-67.1%

Other income decreased by approximately $4.7 million, or 67.1%, for the year ended March 31, 2026, compared to the prior year. The decrease was primarily attributable to a reduction in the reversal of certain liabilities related to payables assumed in connection with the Business Combination. During the current period, the Company recognized a write-back of approximately $2.5 million, compared to approximately $6.5 million recognized in the prior-year period.

Additionally, the prior-year period benefited from approximately $0.7 million of income recognized from the write-off of customer contract-related balances, which did not recur during the current period.

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

The following table reconciles our net loss reported in accordance with GAAP to Adjusted EBITDA for the year ended March 31, 2026 and March 31, 2025:

	For the year ended March 31,
Particulars	2026	2025
Net loss	(22,516,222)	(72,870,432)
Adjusted for:
Other (income)/expense net	(2,329,515)	(7,073,235)
Interest (income)/expense	7,249,803	3,247,831
Gain on bargain purchase	(174,248)	-
Fair value changes in financial instruments carried at fair value(1)	3,984,386	14,844,420
Impairment of investment	269,470	1,245,326
Tax (benefit)/expense	20,212	(13,973)
Depreciation and amortization	2,244,268	2,020,610
Stock based compensation expense	497,806	47,211,816
Non-cash expenses	2,990,808	1,649,448
Non-recurring expenses	4,252,368	1,340,062
Adjusted EBITDA	(3,510,864)	(8,398,127)

(1)	Fair value changes in financial instruments are considered to be financing costs as they relate to convertible notes and liability-classified preferred stock warrants previously issued in financing transactions. These changes are non-cash as the Company does not have an unconditional obligation to settle the convertible notes and preferred stock warrants in cash. These changes in fair value are affected by the Company’s own share price as these are settleable/convertible into the Company’s Ordinary Shares.

The following table reconciles our net loss reported in accordance with GAAP to Adjusted EBITDA for the three months period ended March 31, 2026 and March 31, 2025:

	For the three months ended March 31,
Particulars	2026	2025
Net loss	(7,253,912)	(106,967)
Adjusted for:
Other (income)/expense net	193,775	(3,861,541)
Interest (income)/expense	1,871,764	714,899
Gain on bargain purchase	(174,248)
Fair value changes in financial instruments carried at fair value(1)	(635,187)	(1,681,725)
Impairment of investment	269,470	1,245,326
Tax (benefit)/expense	(46,966)	69,709
Depreciation and amortization	1,057,462	1,046,539
Stock based compensation expense	285,243	76,397
Non-cash expenses	2,556,635	493,210
Non-recurring expenses	1,437,515	386,746
Adjusted EBITDA	(438,449)	(1,617,407)

(1)	Fair value changes in financial instruments are considered to be financing costs as they relate to convertible notes and liability-classified preferred stock warrants previously issued in financing transactions. These changes are non-cash as the Company does not have an unconditional obligation to settle the convertible notes and preferred stock warrants in cash. These changes in fair value are affected by the Company’s own share price as these are settleable/convertible into the Company’s Ordinary Shares.

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

Liquidity and Capital Resources

Since our incorporation, we have financed our growth through a blend of equity, convertible instruments, debt (including working capital lines), and customer payments. As of March 31, 2026, we have raised an aggregate of $69.7 million, net of issuance costs, through the issuance of Ordinary Shares, convertible instruments and preferred stock of Roadzen (DE). Our accumulated deficit stood at $247.5 million as of March 31, 2026, compared to $224.3 million as of March 31, 2025. These accumulated deficits stem from substantial operating losses, which stems from fair valuation, vesting of RSU, impairment of investment and intangible assets, transaction costs arose from business combination. These losses have been detailed on the table below. We anticipate that we will continue to experience operating losses and generate negative cash flows from operations over an extended period due to the planned investments in our business. Consequently, we will need to secure additional capital resources to support the execution of our strategic initiatives for growing our business in the coming years.

Details of Accumulated deficit:

Particulars	FY 2026 (USD millions)	FY 2025 (USD millions)
Accumulated Deficit (end of year)	(247.5)	224.3
Non Cash Losses:
-Fair Value Losses	56.0	52.0
-Stock based compensation Losses	103.9	103.5
-Impairment of Investments & Intangibles	5.8	5.6
-Other non cash losses	8.6	5.5
Transaction Costs – Business Combination	10.1	10.1
Net Operating Losses	63.4	47.6

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

Operating Activities

	For the year ended March 31,		Change amount
Particulars	2026	2025
Cash flow from operating activities:
Net Loss attributable to Ordinary shareholders	(22,516,222)	(72,870,432)	50,354,210
Adjustments for cash flow from operation	6,291,873	57,171,217	(50,879,344)
Changes in working capital	(4,047,053)	(2,442,983)	(1,604,070)
Net cash used in operating activities	(20,271,402)	(18,142,198)	(2,129,204)

Our largest sources of cash provided by operations are increases in accounts payables and payments received from our customers. Our primary uses of cash from operating activities include employee-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses and other overhead costs.

For the year ended March 31, 2026, net cash used in operating activities was $20.3 million, compared to $18.1 million for the year ended March 31, 2025. The cash outflow in the year ended March 31, 2026 was primarily driven by a net loss of $22.5 million, and net cash outflows of $4.0 million resulting from changes in operating assets and liabilities. These outflows were partially offset by non-cash adjustments totaling $6.3 million.

Non-cash charges for the period included:

-	$4.0 million in fair value losses,
-	$0.5 million in stock-based compensation expense,
-	$2.2 million in depreciation and amortization,
-	$0.3 million in impairment of investment $2.6 million in Expected Credit Loss

These were partially offset by non-cash gains, notably:

-	$2.6 related to non-cash gains, and
-	$0.7 million in unrealized foreign exchange gains/(losses).

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

Investing Activities

	For the year ended March 31,		Change amount
Particulars	2026	2025
Cash flow from investing activities:
Purchase of property, plant and equipment	(1,009,660)	(424,910)	(584,750)
Proceeds from sale of mutual fund	112,847	309,289	(196,442)
Net Cash used in investing activities	(896,813)	(115,621)	(781,192)

Cash used in investing activities was approximately $0.9 million for the year ended March 31, 2026. The cash outflow was primarily attributable to the capitalization of approximately $1.0 million in software development expenditures, primarily comprising personnel costs incurred in the creation and enhancement of software assets.

These outflows were partially offset by proceeds of approximately $0.1 million from the sale of investments in mutual funds classified as held for sale.

Cash used in investing activities was $0.1 million for the year ended March 31, 2025, which primarily consisted of $0.4 million of capital expenditure for new office facilities, partially offset by receipts from investments in mutual funds (held for sale) of $0.3 million.

Financing Activities

	For the year ended March 31,		Change amount
Particulars	2026	2025
Cash flow from financing activities:
Proceeds from issue of ordinary shares	6,519,429	7,073,913	(554,484)
Proceeds from issue of equity shares of subsidiary to Non-controlling interest	6,645,789	-	6,645,789
Net proceeds/(payments) from borrowings	8,279,523	3,669,290	4,610,233
		-
Net proceeds/(payments) from borrowings	—	1,000,000	(1,000,000)
Net cash generated from financing activities	21,444,741	11,743,203	9,701,538

We have generated negative cash flows from operations since our inception and have supplemented working capital through net proceeds from the issuance of Ordinary Shares as well as the issuance of debt. Cash provided by financing activities was $21.4 million for the year ended March 31, 2026, which consisted primarily of $6.5 million from the issuance of Ordinary Shares, $6.6 million from issuance of equity shares of subsidiary company and $8.3 million from loans from banks and other parties.

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

On January 30, 2024, the Company and the Seller entered into an amendment to the Forward Purchase Agreement (the “Amendment”). The Amendment amends the section of the Forward Purchase Agreement regarding a Prepayment Shortfall by providing that the Company has the option, at its sole discretion, at any time up to 45 days prior to the Valuation Date, to request up to $5 million in Prepayment Shortfall via ten separate written requests to Seller in the amount of $500,000 each (each, an “Additional Shortfall Request”), provided that at the time of any Additional Shortfall Request (i) Seller has recovered 117% of the prior Additional Shortfall Request, if any, via Shortfall Sales and (ii) the VWAP Price over the ten trading days prior to such Additional Shortfall Request multiplied by the then current Number of Shares less Shortfall Sale Shares held by Seller is at least seven times greater than such Additional Shortfall Request. In addition, the Amendment amends the section of the Forward Purchase Agreement regarding Prepayment Shortfall Consideration by eliminating the 180-day period following a Trade Date before Seller may commence selling Recycled Shares and by permitting such sales without payment by Seller of any Early Termination Obligation until such time as the proceeds from such sales equal 117% (instead of 100% as originally provided in the Forward Purchase Agreement) of the Prepayment Shortfall. During the year ended March 31, 2026, the Company did not receive any additional payments from the Seller; total cash receipts remain at $4.8 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2026:

Particulars		For the year ended March 31, 2026
	Total	Less than 1 Year	1-3 year	3-5 year	After
Debt(1)	33,285,088	17,672,980	15,561,442	50,666
Operating Leases(2)	1,278,833	471,894	480,821	286,606	39,513
Deferred Revenue	921,050	663,323	179,625	78,102
Accounts Payable & accrued expenses	30,245,948	30,245,948
Total	65,730,919	49,054,145	16,221,888	415,374	39,513

(1)	The amount of debt represents carrying amount of borrowings (excluding interest) which the Company is obligated to repay in cash.
(2)	The Company leases office space under non-cancelable operating lease agreements, which expire on various dates through January 2033. The operating lease includes $253,761 of imputed interest due to the implementation of ASC-842.

Description of Indebtedness:

	As of March 31, 2026		As of March 31, 2025
Particulars	Long Term Borrowings	Short Term Borrowings	Long Term Borrowings	Short Term Borrowings
Loans from banks	166,924	397,274	167,177	263,846
Secured debentures	428,729	—	1,718,596	-
Convertible debenture	1,140,753	—	1,158,446	-
Convertible Notes	12,205,415	—	-	-
Current portion of long-term borrowings	(9,829,713)	9,829,713	(2,904,444)	2,904,444
Loan from Related Parties	—	135,347	-	115,086
Loan from Others	11,500,000	7,310,646	-	19,486,713
	15,612,108	17,672,980	139,775	22,770,089

Description of Operating Leases:

Particulars	For the Year ended March 31, 2026
Operating Leases:
Short term liabilities	325,255
Long term liabilities	699,817
Total operating lease liabilities	1,025,072

Secured, Non-Convertible 2022 Debentures

One of our material subsidiaries issued Secured, Non-Convertible Debentures with NP1 Capital Trust with an aggregate principal amount of $3.7 million during the fiscal year ended March 31, 2023 with varying maturity dates between January 2024 and July 2024 and interest rates ranging from 19.25% to 20.00% per year. On September 30, 2024 the Company entered into an amendment agreement restructuring the principal repayments and extending the maturity date to March 31, 2025. The Company did not honor the repayment of the above debentures as of the amended date, and has obtained an extension from the lender up to November 30, 2025. In October 2025, the Company entered into negotiations with the lender to settle all principal and accrued interest, including late payment charges, partly in cash and partly in equity of the Company’s Indian subsidiary. During the quarter, the Company repaid an aggregate amount of $1,289,867 towards the outstanding secured debentures. As of the reporting date, the outstanding balance was $428,729.

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

On November 4, 2025, the Company announced it had reached an agreement in principle with Mizuho to further extend the maturity date from December 31, 2025 to June 30, 2027. On January 10, 2026, and again on February 9, 2026 while Amendment No. 4 to the senior secured notes was being drafted, Mizuho granted to the Company a waiver of payment until January 31, 2026 and then February 28, 2026. On June 26, 2026 the Company and Mizuho entered into Amendment No. 4 to the Note Purchase Agreement, extending the maturity date to July 7, 2027. See Item 9B below for more information.

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

The December 2023 Convertible Debentures bear interest, in arrears, at a rate of 13% per annum, payable semi-annually commencing on June 15, 2024, and matured on December 15, 2025. Interest is payable in kind, subject to the right of the Company to make any interest payments in cash. The Debentures are convertible into the Company’s Ordinary Shares, at the election of the holder at any time at an initial conversion price of $10.00 per Ordinary Share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. In addition, if the average volume weighted average price of the Ordinary Shares for the 30 trading days immediately preceding December 15, 2024 (the “Average VWAP”) is less than the Conversion Price then in effect, the Conversion Price will be adjusted to an amount equal to such Average VWAP, subject to a floor of 85% of the Conversion Price then in effect. In addition, as the Average VWAP was less than the Conversion Price then in effect, the Conversion Price was adjusted to $8.50, an amount equal to 159,995 Ordinary Shares, as of December 15, 2024. The Company has the right to require the Debentures to be converted into Ordinary Shares if the closing price of the Ordinary Shares exceeds 130% of the then-applicable Conversion Price for any 20 trading days within a consecutive 30 trading day-period.

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

As of the reporting date, the Company has not honored the repayment and no conversion option under the debentures had also been exercised.

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

During the quarter ended December 31, 2025, the Company paid the full principal and all accrued interest for the March 2024 Note sold to Krishnan-Shah Family Partners, LP, and one March 2024 Note sold to Ms. VedBrat was partially paid, with the balance paid off subsequently to the reporting date. As of the reporting date, the outstanding balance on the remaining note was $668,258.

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

On January 20, 2026, the Company and the Investor entered into an Amendment to Securities Purchase Agreement and Junior Convertible Note (the “Amendment”), which amended certain of the terms of the junior convertible notes issued to the Investor in November 2025 (the “November Notes”) pursuant to the terms of that certain Securities Purchase Agreement dated as of November 20, 2025, as described in the Current Report on Form 8-K filed by the Company on November 20, 2025. Among other things, the Amendment adds to the November Notes certain cross-default provisions with respect to the Notes and certain covenants contained in the Notes.

During the quarter ended March 31, 2026, the November Holders converted $100,000 of principal, accrued and unpaid interest and Make-Whole Amount, in exchange for 98,096 Ordinary Shares.

Junior Convertible January 2026 Debentures

On January 19, 2026, the Company entered into a securities purchase agreement (the “January SPA”) with an institutional investor (the “Investor”) under which the Company agreed to issue and sell, in a registered public offering, junior convertible notes (each, a “January Note” and collectively, the “January Notes”) for up to an aggregate principal amount of $5,555,555 that may be convertible into the Company’s Ordinary Shares. The closing of the issuance and sale of the Notes occurred on January 20, 2026.

The January Notes were sold for a gross purchase price of $5,000,000 before fees and other expenses. The January Notes will mature on June 20, 2027 and will bear interest at a rate of 14% per annum (increasing to 18% per annum upon the occurrence and during the continuation of an event of default). $925,000 of the principal amount of the January Notes (less any portion thereof previously converted by the holders), together with accrued but unpaid interest, is payable quarterly, commencing three months after the date of issuance. The January Notes will have an initial conversion price of $3.50 (the “January Conversion Price”) and will be convertible at any time, in whole or in part and subject to certain beneficial ownership limitations, at the election of the holders. The January Conversion Price is subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar event, as well as upon certain equity financings at a price below the January Conversion Price then in effect. The Company may redeem all or any portion of outstanding January Notes at any time upon at least 20 trading days’ written notice by paying an amount equal to the principal amount of the January Notes being redeemed, together with interest accrued on such principal amount through the date of redemption, and additional interest that would accrue on such principal amount through the maturity date (the “January Make Whole Amount”), subject to certain conditions, including that the volume weighted average price of the Ordinary Shares is less than the January Conversion Price then in effect.

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

Upon the occurrence of an Event of Default (as defined in the January Notes), the January Holders will have the right to (i) either require the Company to redeem all or any portion of the January Notes, (ii) or, in the case of a failure to make a required quarterly payment under the January Notes, convert all or any portion of the January Notes at a price equal to the Event of Default Conversion Price (as defined in the January Notes). The Company will also agree not to enter into or be party to a Fundamental Transaction (as defined in the January Notes) unless (i) the Successor Entity (as defined in the January Notes) (if other than the Company) assumes in writing all of the obligations of the Company under the Notes and the other Transaction Documents in accordance with the provisions of the January Notes prior to such Fundamental Transaction, or (ii) at or prior to the consummation of the Fundamental Transaction, the Company redeems the January Notes in full by paying to the holder an amount in cash representing all outstanding Principal, accrued and unpaid Interest (including Default Interest, as applicable) and January Make-Whole Amount.

On May 22, 2026, the Company entered into a Third Amendment to Securities Purchase Agreement and Junior Convertible Notes (the “Third Amendment”), which amended certain of the terms of (i) the November SPA, (ii) the November Note, and (iii) the January Note. Among other things, the Third Amendment amends the November Note to (i) change the dates on which the “Installment Amounts” otherwise due under the November Note on April 21, 2026 and May 21, 2026 are due to July 20, 2026, (ii) add a provision that would adjust the “Conversion Price” of the November Note in the event of certain equity financings below the Conversion Price then in effect, equivalent to the provision in the January Note and (iii) remove the provision that required the Company to use up to 25% of the net proceeds of “Subsequent Placements” to redeem all or a portion of the November Note. The Third Amendment also (i) changes the date on which the “Installment Amount” otherwise due under the January Note on May 20, 2026 is due to July 20, 2026, and (ii) extends the termination date of the Investor’s right to participate in certain financings by the Company to December 20, 2027. Also pursuant to the Third Amendment, the Company is required to use commercially reasonable efforts to obtain the approval, for purposes of Nasdaq Listing Rules, of its shareholders to issue a number of the Company’s Ordinary Shares upon conversion of the November Note and the January Note in excess of 20% of the total number of Ordinary Shares outstanding as of November 20, 2025.

Underwritten Public Offerings

On July 27, 2025, the Company entered into a placement agency agreement (the “Agency Agreement”) with Maxim Group LLC (the “Placement Agent”) pursuant to which the Company agreed to issue and sell directly to an investor, in a best efforts offering (the “July Offering”), of 1,730,769 of the Company’s Ordinary Shares, at an offering price of $1.30 per share. The July Offering closed on July 29, 2025. The Company received gross proceeds of $2,249,999.70 in connection with the July Offering, before deducting Placement Agent fees and other Offering expenses payable by the Company. As part of its compensation for acting as Placement Agent for the July Offering, the Company paid the Placement Agent a cash fee of 6.0% of the aggregate gross proceeds and $25,000 as reimbursement of the Placement Agent’s accountable expenses.

Debt Exchange

On December 27, 2024, the Company entered into a subscription agreement (the “Exchange Agreement”) with related party Avacara PTE Ltd. (“Avacara”). Pursuant to the terms of the Subscription Agreement, on that date, approximately $0.13 million in aggregate of liabilities of the Company to such entity was canceled in exchange for the issuance of an aggregate of 104,000 Ordinary Shares (the “Exchange Shares”). The Company’s Chief Executive Officer, Rohan Malhotra, is the principal owner and Managing Partner of Avacara, a significant shareholder of the Company.

The Subscription Agreement includes customary “piggyback” registration rights, as well as demand registration rights which require the Company to register the Exchange Shares if requested by Avacara.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates and foreign exchange risks.

Interest Rate Risk

Cash and loans

As of March 31, 2026, we had $6.8 million of cash and cash equivalents, including $0.2 million of non-current restricted cash, and $33.3 million of repayable debt in the form of loans from banks and other parties. Our cash and cash equivalents and loans are held for working capital purposes. As of March 31, 2026, we do not believe a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have had a material impact on our consolidated financial statements.

Convertible Notes

As of March 31, 2026, we have no variable rate convertible notes outstanding.

Foreign Currency Exchange Risk

Transaction Exposure

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All our revenue is generated in local currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in India, China, the U.K. and the U.S. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Price Risk

We have invested in common stock of a private company, Moonshot — Internet SAS which was accounted for under the measurement alternative. This investment is considered as long-term, strategic investments. Valuations of our equity investments in private companies are inherently more complex due to the lack of readily available market data. Volatility in the global economic climate and financial markets could result in a significant impairment charge relating to our non-marketable equity securities. Further, observable transactions at lower valuations could result in significant losses on our non-marketable equity securities.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Mizuho Agreements

On June 26, 2026, the Company entered into Amendment No. 4 to the Note Purchase Agreement (the “Fourth Amendment”), by and among the Company, Roadzen (DE), the Guarantor and Mizuho, which amended the Note Purchase Agreement. Among other things, the Amendment provides (i) for an extension of the maturity date of the $11.5 million in principal amount of the Mizuho Notes from December 31, 2025 to July 7, 2027, (ii) that the Company will, by September 30, 2026, use commercially reasonable efforts to negotiate in good faith to enter into one or more financings that would result in the reduction, refinancing, or repayment of the outstanding obligations of the Company to Mizuho in full. Also on June 26, 2026, the Company and Mizuho entered into a fee letter pursuant to which, among other things, the Company and Mizuho agreed that the $3,000,000 Closing Payment payable by the Company to Mizuho pursuant to the terms of the Termination of Engagement Letters Agreement, dated as of September 20, 2023, between the Company and Mizuho, will be due and payable on or before July 7, 2027, and that interest will accrue on the Closing Payment at a rate of 3% per annum from April 1, 2026 until paid in full.

The foregoing descriptions of the Fourth Amendment and the fee letter do not purport to be complete and are qualified in their entireties by reference to the full text of the Fourth Amendment and the fee letter, copies of which are filed as Exhibits 10.36 and 10.37, respectively, to this Annual Report and incorporated herein by reference.

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

Name	Age	Position
Rohan Malhotra	40	Chief Executive Officer and Director
Jean-Noël Gallardo	50	Chief Financial Officer
Ankur Kamboj	44	Chief Operating Officer
Saurav Adhikari	67	Director
Steven Carlson	66	Chairman and Director
Supurna VedBrat	49	Director
Zoë Ashcroft	60	Director
Diane B. Glossman	70	Director

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

Jean-Noël Gallardo, Chief Financial Officer, has served as the Chief Financial Officer of Roadzen since January 2024. Prior to his appointment as Roadzen’s CFO, Mr. Gallardo, served as Roadzen’s Interim Global Chief Financial Officer since October 2023, and prior to that was Vice President of Finance at Aclaimant, Inc., an Insurtech platform for safety and risk management, from November 2020 to February 2023. His prior roles include CFO of LJR Holdings, Inc., a privately-held California-based holding company with third-party claims administrator and managed care subsidiaries, Vice President of Finance for Gallagher Bassett Services, Inc., the risk management unit of international broker Arthur J. Gallagher & Co., and leading the FP&A function for CNA’s Small Commercial business. Mr. Gallardo began his career in investment banking, focusing on M&A for middle-market companies throughout North America. He earned his MBA in Finance from the Kellstadt Graduate School of Business, DePaul University and a Bachelor of Science, Commerce with major in Finance, at Driehaus College of Business, DePaul University.

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

Director Resignation and Reduction in Board Size

On March 11, 2026, Ajay Shah resigned from the Board of Directors of the Company. Mr. Shah’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Shah’s resignation, and consistent with the Board’s prior determination to reduce the size of the Board as part of its ongoing governance review, the Board reduced the authorized number of directors from seven to six, effective April 1, 2026. The Company previously reported Mr. Shah’s resignation on a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2026.

The following sets forth information regarding the Company’s directors as of the date of this Annual Report on Form 10-K.

Non-Employee Directors

Saurav Adhikari serves as an independent director of Roadzen. Mr. Adhikari is a senior global business leader with four decades of deep domain expertise in global businesses, across technology, fast-moving consumer goods (“FMCG”), and consumer durables sectors in global markets. During the last two decades, he has served in the technology sector with HCL, a global technology solutions provider, and as a technology investor. He has served as the founding President of HCL’s startup corporate networking firm, has led a team as President of HCL’s BPO North America business that established a multi-hundred million dollar IT enabled services business, and has worked on several multi-hundred million dollar inorganic investments in technology and software, including the acquisition of Actian (transaction value USD 330 million), carve-outs of multiple IBM product suites, a joint venture between HCL and CSC, and an acquisition of 51% ownership in BPO and Software joint venture DSL Software in India from 2000 to 2019. This helped HCL pivot to a leading intellectual property led solutions company. He has built deep relationships in global private equity and venture capital firms, while creating large, successful, value-based partnerships between HCL and private equity owned technology and technology-enabled businesses, which are considered groundbreaking in the industry. At HCL, he held various senior executive positions from 2000 to 2019, the last being President, Corporate Strategy, working directly with the Founder & Chairman with oversight across the group’s business, as well as the not-for-profit Shiv Nadar Foundation. Mr. Adhikari has been a board member of three publicly listed companies on BSE & NSE in India - Goodricke Group Ltd, an owner-operator of tea estates across India since 2019, Accelya Solutions India Ltd., a technology solutions provider to the air transport industry since 2022, and Zee Entertainment Enterprises Ltd., India’s largest regional TV/OTT channel, since 2025, and IFB Industries, an engineering and consumer durables firm since 2026. He is also on the board of Bridgeweave Ltd, UK, a privately held AI-based financial technology (“fintech”) company since 2021. He works as a technology advisor and investor with interests across AI-based fintech and healthcare firms, as well as analytics, IoT and logistics firms. He also serves as a Senior Advisor to the Shiv Nadar Foundation’s not-for-profit institutions and is a board member of Shiv Nadar University, India. His prior experience also includes several global senior leadership and executive roles across Unilever, PepsiCo and Groupe SEB. Mr. Adhikari received his MBA from Bombay University, his Bachelor’s in Arts (Honors) in Economics from Delhi University, India, and his AMP from INSEAD Fontainebleau, France. Mr. Adhikari served as Chairman of Vahanna from June 2021 until the closing of the Business Combination, and has been serving as a director of Roadzen since September 2023. Mr. Adhikari is qualified to serve as a director because of his decades of experience operating and growing companies in the technology sector and valuable network formed during his professional career.

Steven Carlson serves as Chairman and a director of Roadzen. Mr. Carlson served as an independent director of Quantum Fintech Acquisition Corp., a special purpose acquisition company, from February 2021 until the completion of its business combination with AtlasClear Holdings, Inc. (NYSE Amex: ATCH) (“AtlasClear”) in February 2024. He then served as a director with AtlasClear from February 2024 to December 2024, and has served as a director since re-joining the board in September 2025. Since 2016, Mr. Carlson has served as Co-Chairman of Magellan Global, a financial services holding company that owns Marco Polo Exchange, which in turn owns Marco Polo Securities, Inc., a distribution platform enabling foreign financial services firms to market their products in the United States and other select jurisdictions worldwide. He serves as Co-Chairman of Marco Polo Exchange and CEO of Marco Polo Securities, Inc. Mr. Carlson is also the Managing Partner of Pi Capital International LLC, a global advisory firm headquartered in New York City that provides capital raising, M&A advisory, and general corporate advisory services. Securities are offered through its affiliate, Marco Polo Securities, Inc. Before founding Pi Capital, Mr. Carlson was President and Head of Investment Banking at INTL FCStone Financial Inc. (“INTL”) from 2010 to 2016. Prior to that, he was the founder, Chairman, and Chief Executive Officer of the Provident Group, a boutique investment banking firm providing capital raising, M&A, and other corporate finance advisory services to clients globally. Provident Group was acquired by INTL in 2010. Prior to forming Provident in December 1998, Mr. Carlson was a Managing Director at Lehman Brothers, where he held various senior positions, including Global Head of Emerging Markets, Head of the Institutional Client Group, and roles on the mortgage-backed securities trading desk and research team. Mr. Carlson began his career at Fannie Mae. Mr. Carlson earned a Bachelor of Arts in Economics from the University of Maryland and a Master’s degree in Public Policy from the Kennedy School of Government at Harvard University. We believe Mr. Carlson is well qualified to serve as a director due to his more than 30 years of experience in the financial services industry across various leadership positions, combined with his extensive investment banking and entrepreneurial background, including founding and leading multiple successful businesses.

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

Diane B. Glossman serves as a director of Roadzen. She spent 25 years as a research analyst, retiring as a Managing Director and head of U.S. bank, brokerage and fintech research at UBS. Prior to UBS, Ms. Glossman was co-head of global bank research and head of Internet financial services research at Lehman Brothers. Prior to that, she was co-head of U.S. bank stock research at Salomon Brothers where she worked for nine years. Over her sell-side research career, she specialized in money center banks, trust banks and broker-dealers, covering all aspects of banking, fintech and financial services. She was a multiple-time member of Institutional Investor’s All-America Research Team. During her decade on the buy-side, she was responsible for coverage of all financials along with a variety of other industry sectors. She has served as a member of the board of directors of Barclays Bank Delaware since June 2016 and has chaired its Audit Committee since December 2018. She has also served on the board of Barclays US LLC since its inception, as chair of the Audit Committee and as a member of the Governance Committee. From August 2014 through May 2025, she served as a member of the board of directors of Live Oak Bancshares, a North Carolina-based bank with USD13 billion of assets. She served as the Chair of Live Oak’s Risk Committee and was a member of both the Audit and Nominations and Governance Committees. Ms. Glossman’s previous board experience includes serving on the board of directors or board of trustees of WMI Holding, FinServ Acquisition Corp., Ambac Assurance and QBE NA. In addition to her directorships, Ms. Glossman has also worked as an independent consultant with a number of banks in the U.S. and U.K. on projects relating to strategy, business execution, and investor communications. Ms. Glossman received a Bachelor of Science in Economics from the Wharton School at the University of Pennsylvania. We believe Ms. Glossman is well qualified to serve as a director because of her financial expertise, leadership experience and wide network in the financial industry.

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

The Roadzen board consists of six members. Each director will be nominated for a one year term to be elected at the subsequent annual meeting of the shareholders. At each succeeding annual meeting of the shareholders of Roadzen, each of the successors elected to replace the directors whose term expires at that annual meeting shall be elected for a one-year term or until the election and qualification of their respective successors in office, subject to their earlier death, resignation or removal.

Board of Directors Meetings

During the year ended March 31, 2026, our board met 4 times, including videoconference meetings, the audit committee met 7 times, the compensation committee met 2 times and the nominating and corporate governance committee met 3 times. All directors attended 75% or more of the aggregate number of meetings of the board, all of the audit committee members attended 75% or more of the audit committee meetings, all of the compensation committee members attended 75% or more of the compensation committee meeting, and all of the nominating and corporate governance committee members attended 75% or more of the nominating and corporate governance committee meetings.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Roadzen’s board of directors has six directors. Roadzen has determined that each of Mr. Adhikari, Ms. VedBrat, Ms. Ashcroft and Ms. Glossman is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Roadzen’s non-employee directors are currently entitled to receive $75,000 in annual compensation for services rendered to Roadzen payable as a combination of cash and RSUs. The Chairman and the Audit Chair are entitled to receive an extra $35,000 and $15,000, respectively, in annual compensation.

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

During the fiscal year ended March 31, 2026, Mr. Shah served as a member of the Compensation Committee and as a member of the Nominating and Corporate Governance Committee until his resignation from the Board on March 11, 2026. Effective March 11, 2026, the Board appointed Mses. Ashcroft and VedBrat to serve as a member of the Compensation Committee and Mr. Adhikari and Ms. VedBrat to serve as a member of the Nominating and Corporate Governance Committee. The Audit Committee was not affected by Mr. Shah’s resignation.

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

Compensation Committee

Mr. Adhikari, Ms. Ashcroft and Ms. VedBrat serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two (2) members of the compensation committee, all of whom must be independent. Mr. Adhikari, Ms. Ashcroft and Ms. VedBrat are all independent. Mr. Adhikari serves as chair of the compensation committee.

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

Nominating and Corporate Governance Committee

Ms. Ashcroft, Ms. Adhikari and Ms. VedBrat serve as members of our nominating and corporate governance committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two (2) members of the nominating and corporate governance committee, all of whom must be independent. Ms. Ashcroft, Mr. Adhikari and Ms. VedBrat are all independent. Ms. Ashcroft serves as chair of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating and corporate governance committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during the fiscal year ended March 31, 2026. To our knowledge, during the fiscal year ended March 31, 2026, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except for the following late filings: (1) a Form 4 for Steven J. Carlson filed on February 19, 2026, reporting one transaction; (2) a Form 4 for Saurav Adhikari filed on January 27, 2026, reporting one transaction; and (3) Form 4s for Zoe Ashcroft, Steven J. Carlson, Supurna VedBrat, Ajay Shah and Diane Glossman on January 7, 2026, each reporting one transaction.

Item 11. Executive Compensation.

Introduction

As an emerging growth company, Roadzen has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section discusses the material components of the executive compensation program for Roadzen’s named executive officers (“NEOs”) for the fiscal year ended March 31, 2026 (“Fiscal Year 2026”), including its Chief Executive Officer Rohan Malhotra, Chief Financial Officer Jean-Noël Gallardo and Chief Operating Officer Ankur Kamboj. Messrs. Malhotra and Gallardo are the only Roadzen NEOs serving in Fiscal Year 2026 with compensation in excess of $100,000.

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

The Fiscal Year 2026 compensation program for Mr. Malhotra consisted of base salary, as described below and was paid in Indian rupees (“INR”). Amounts paid in INR have been translated into USD using the exchange rate in effect on the last day of Fiscal Year 2026, which was a rate of 1 INR to 0.01056 USD.

●	Base Salary. Mr. Malhotra is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For Fiscal Year 2026, Mr. Malhotra’s annual salary was INR 9,000,000 (USD 95,083) through October 31, 2025, then transferred to USD 120,000 effective November 1, 2025.

●	Short-Term Cash Incentives. For Fiscal Year 2026, Roadzen did not pay Mr. Malhotra a discretionary cash bonus. During Fiscal Year 2026, Roadzen did not grant any short-term cash bonuses to Mr. Malhotra pursuant to any non-equity incentive plan.

●	Short-Term Equity Incentives. For Fiscal Year 2026, Roadzen did not grant any short-term equity incentive awards to Mr. Malhotra.

●	Long-Term Equity Incentives. During Fiscal Year 2026, Roadzen did not grant any long-term equity incentive awards to Mr. Malhotra.

The Fiscal Year 2026 compensation program for Mr. Gallardo consisted of base salary, as described below and was paid in U.S. Dollars (“USD”).

●	Base Salary. Mr. Gallardo is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For Fiscal Year 2026, Mr. Gallardo’s annual salary was USD 250,000.

●	Short-Term Cash Incentives. For Fiscal Year 2026, Roadzen did not pay Mr. Gallardo a discretionary cash bonus. During Fiscal Year 2026, Roadzen did not grant any short-term cash bonuses to Mr. Gallardo pursuant to any non-equity incentive plan.

●	Short-Term Equity Incentives. For Fiscal Year 2026, Roadzen did not grant any short-term equity incentive awards to Mr. Gallardo.

●	Long-Term Equity Incentives. During Fiscal Year 2026, Roadzen did not grant any long-term equity incentive awards to Mr. Gallardo.

The Fiscal Year 2026 compensation program for Mr. Kamboj consisted of base salary, as described below and was paid in INR. Amounts paid in INR have been translated into USD using the exchange rate in effect on the last day of Fiscal Year 2026, which was a rate of 1 INR to 0.01056 USD.

●	Base Salary. Mr. Kamboj is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For Fiscal Year 2026, Mr. Kamboj’s annual salary was INR 6,000,000 (USD 63,389).

●	Short-Term Cash Incentives. For Fiscal Year 2026, Roadzen did not pay Mr. Kamboj a discretionary cash bonus. During Fiscal Year 2026, Roadzen paid Mr. Kamboj a discretionary cash bonus of INR 1,500,000 (USD 15,847) towards deduction of base salary made during fiscal year 2025.

●	Short-Term Equity Incentives. For Fiscal Year 2026, Roadzen did not grant any short-term equity incentive awards to Mr. Kamboj.

●	Long-Term Equity Incentives. During Fiscal Year 2026, Roadzen did not grant any long-term equity incentive awards to Mr. Kamboj.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to Mr. Malhotra, Mr. Gallardo and Mr. Kamboj for services rendered to Roadzen (and its subsidiaries) in all capacities for the fiscal year ended March 31, 2026 and the fiscal year ended March 31, 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Share Awards ($)(2)	Total ($)
Rohan Malhotra(1)
Chief Executive Officer	2026	105,465	—	-	105,465
	2025	105,163	-	-	105,163

Jean-Noël Gallardo
Chief Financial Officer	2026	250,000	—	-	250,000
	2025	250,000	-	430,100	680,100

Ankur Kamboj(1)
Chief Operating Officer	2026	63,389	15,847	-	79,236
	2025	52,582	—	-	52,582

(1)	For Fiscal Year 2026 and Fiscal Year 2025, Messrs. Malhotra and Kamboj’s cash compensation was paid in INR. Amounts paid in INR were translated into USD using the exchange rate in effect on the last day of the fiscal year: for Fiscal Year 2026 – 1 INR = 0.01056 USD, for Fiscal Year 2025 – 1 INR = 0.01168 USD.
(2)	Each amount represents the grant date fair value of the RSUs granted during the applicable fiscal year, calculated using the Black-Scholes model. See Note 26 in the F-pages for the assumptions used in calculating this amount. Each Roadzen (DE) RSU was granted on September 18, 2023 with an initial 1-year vesting period per the following table, which was later extended on two occasions for a further period of 1 year each:

Name	RSU Grant at Roadzen (DE)	Conversion rate to Public Equity	RSU Grant at Roadzen (BVI)
Rohan Malhotra	206,400	27.212	5,616,550
Jean-Noël Gallardo	-	-	115,000
Ankur Kamboj	45,936	27.212	1,250,007

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

On March 31, 2017, the Company appointed Ankur Kamboj to serve as the Company’s Chief Operating Officer (“COO”). The employment agreement is for an indefinite period. Pursuant to the agreement, the Company will pay Mr. Kamboj an annualized base salary of INR 2,400,000 (USD 37,030; 1 INR = 0.015429 USD as of March 31, 2017). Mr. Kamboj was given a salary increase to INR 6,000,000 (USD 63,389; 1 INR = 0.01056 USD as of March 31, 2026) on September 1, 2023.

On January 4, 2024, the Company appointed Jean-Noël Gallardo to serve as the Company’s Chief Financial Officer (“CFO”). The employment agreement is for a one-year term with automatic successive one-year renewal terms. Pursuant to the agreement, the Company will pay Mr. Gallardo an annualized base salary of USD 250,000.

Outstanding Equity Awards at End of Fiscal Year 2026

Mr. Malhotra had 5,616,550 Roadzen (BVI) RSUs as of March 31, 2026, which will vest on September 17, 2026.

Mr. Gallardo had 115,000 Roadzen (BVI) RSUs as of March 31, 2026, which vest on November 21, 2026.

Mr. Kamboj had 1,250,007 Roadzen (BVI) RSUs as of March 31, 2026, which will vest on September 17, 2026.

The following table summarizes the outstanding equity awards held by each of our named executive officers as of March 31, 2026, which were granted under our Incentive Plan:

	Equity Awards
Name	Number of Ordinary Shares underlined options	Market value of Ordinary Shares underlined options that have not vested	Equity incentive awards: Number of unearned shares, units or other rights that have not vested (1)	Equity incentive awards: Market or payout value of unearned shares, units or other rights that have not vested (2)
Rohan Malhotra	-	$0	5,616,550	$6,739,860
Jean-Noël Gallardo	-	$0	115,000	$138,000
Ankur Kamboj	-	$0	1,250,007	$1,500,008

(1)	Represents RSUs granted on September 18, 2023 for Messrs. Malhotra and Kamboj, and granted on May 24, 2024 for Mr. Gallardo.
(2)	Based on the price of RDZN at the close of trading on March 31, 2026 of $1.20 per share.

Potential Payments Upon Termination or Change in Control

Messrs. Malhotra and Kamboj were not eligible for any potential payments upon any form of termination or resignation of employment or a change in control of Roadzen (or its subsidiaries) if such event took place on March 31, 2026, or at any other point during Fiscal Year 2026, other than as required by local regulations. Mr. Gallardo was eligible to a potential payment upon termination of employment without cause, or resignation for good reason.

Director Compensation

Roadzen’s non-employee directors are entitled to receive $75,000 in annual compensation for services rendered to Roadzen for the fiscal year ended March 31, 2026. The Chairman and the Audit Chair are entitled to receive an extra $35,000 and $15,000, respectively, in annual compensation for the fiscal year ended March 31, 2026. The following table sets forth information regarding compensation of each director, other than named executive officers, for the fiscal year ended March 31, 2026, to be paid in cash and RSU grants.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Saurav Adhikari	$25,000	$50,000	$0	$75,000
Steven Carlson	$35,000	$75,000	$0	$110,000
Ajay Shah	$25,000	$50,000	$0	$75,000
Supurna VedBrat	$25,000	$50,000	$0	$75,000
Zoë Ashcroft	$25,000	$50,000	$0	$75,000
Diane B. Glossman	$30,000	$60,000	$0	$90,000

During the year, the Company entered into non-qualified stock option agreements with its non-employee directors, in exchange for accrued compensation previously owed to those directors for the period starting from the Business Combination through March 31, 2025. Pursuant to the terms of the agreements, each director received options with an exercise price of $2.00 per Ordinary Share, for an aggregate of 1,069,124 Ordinary Shares that are issuable upon exercise of the options, as follows:

Name	Option Awards
Saurav Adhikari	152,732
Steven Carlson	267,281
Ajay Shah	152,732
Supurna VedBrat	152,732
Zoë Ashcroft	152,732
Diane B. Glossman	190,915

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

The following table summarizes the number of Ordinary Shares authorized for issuance under our equity compensation plans as of March 31, 2026.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	9,765,119	(2)	$0	18,188,825	(3)

Equity compensation plans not approved by security holders	-		-	-

Total	9,765,119		$-	18,188,825

(1)	The amounts shown in this row include the Incentive Plan and the 2023 Employee Stock Purchase Plan.
(2)	Consists of 10,102,843 RSUs granted, less 337,724 RSUs that are vested but not exercised.
(3)	Includes 16,820,009 Ordinary Shares reserved for future equity awards under the Incentive Plan and 1,368,816 Ordinary Shares available for purchase under the 2023 Employee Stock Purchase Plan.

Securities Beneficial Ownership Table

The following table sets forth beneficial ownership of our Ordinary Shares as of June 26, 2026 by:

●	each person who is the beneficial owner of more than 5% of the issued and outstanding Ordinary Shares; and

●	each of our named executive officers and directors.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of June 26, 2026.

Our beneficial ownership is based on 84,562,603 Ordinary Shares issued and outstanding as of June 26, 2026.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. To our knowledge, no Ordinary Shares beneficially owned by any executive officer or director have been pledged as security.

The following table illustrates varying beneficial ownership levels in Roadzen with the percentage of outstanding shares based on Ordinary Shares as of June 26, 2026:

Name and Address of Beneficial Owner	Number of Ordinary Shares	% of Total Voting Power
Directors and Named Executive Officers of Roadzen(1)
Rohan Malhotra(2)	18,472,709	21.8%
Jean-Noël Gallardo(3)	0	*
Ankur Kamboj(4)	0	*
Saurav Adhikari(5)	856,849	1.0%
Steven Carlson(6)	1,659,281	2.0%
Supurna VedBrat(7)	359,994	*
Zoë Ashcroft(8)	176,771	*
Diane B. Glossman(9)	244,762	*
All directors and executive officers as a group (8 individuals)		25.7%
Five or more Percent Holders
Avacara PTE, Ltd. (10)	17,577,213	20.8%
13books Capital LP (11)	8,095,191	9.6%
Naveen Arya	5,442,379	6.4%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Roadzen Inc., 111 Anza Boulevard, Suite 109, Burlingame, California 94010.
(2)	Based on a Form 4 filed on March 3, 2026 by Rohan Malhotra, a citizen of India. Includes 849,642 shares owned by Mr. Malhotra individually plus 45,854 shares owned by RM Securities LLC, a limited liability company of which Mr. Malhotra is the sole member. The principal business of Mr. Malhotra is serving as the Chief Executive Officer and as a member of the board of directors of the Company. Also includes 17,577,213 shares owned by Avacara PTE. Ltd. of which entity Mr. Malhotra is the majority shareholder and serves as managing director and has the power to vote and power to direct the voting of Avacara’s shareholdings in the Company on behalf of Avacara. The principal business of Avacara is investing in start-up companies. Mr. Malhotra disclaims any beneficial ownership of the shares held by Avacara, except to the extent of his pecuniary interest therein. Does not include 5,616,550 shares underlying restricted stock units (“RSUs”) issued under the Roadzen Inc. 2023 Omnibus Incentive Plan, as amended and/or restated from time to time (the “Plan”). Each RSU represents the contingent right to receive one Ordinary Share. Each RSU fully vests on September 17, 2026, subject to Mr. Malhotra’s continuous service with the Issuer through the vesting date.
(3)	Does not include 115,000 Ordinary Shares underlying the RSUs issued to Mr. Gallardo under the Plan. Each RSU representing a contingent right to receive one Ordinary Share. The RSUs vest on November 21, 2026.
(4)	Based on a Form 4 filed on September 22, 2023. Does not include 1,250,007 Ordinary Shares underlying the RSUs issued to Mr. Kamboj under the Plan. Each RSU representing a contingent right to receive one Ordinary Share. Each RSU fully vests on September 17, 2026.
(5)	Consists of (i) 472,973 Ordinary Shares, (ii) 231,144 Ordinary Shares underlying Private Placement Warrants, and (iii) 152,732 Ordinary Shares issuable upon the exercise of stock options that are exercisable at any time after September 15, 2025. Does not include 28,936 Ordinary Shares underlying RSUs issued to Mr. Adhikari on October 1, 2025, which vest on October 1, 2026.
(6)	Includes (i) 36,058 Ordinary Shares, (ii) 267,281 Ordinary Shares issuable upon the exercise of stock options that are exercisable at any time after September 15, 2025, (iii) 892,857 shares held of record by Marco Polo Securities, Inc. (“MP”) and (iv) 463,085 Ordinary Shares as a pro rata distribution from Magellan Global, of which Mr. Carlson is a non-managing member. Does not include 43,403 Ordinary Shares underlying RSUs issued to Mr. Carlson on October 1, 2025, which vest on October 1, 2026. Mr. Carlson is the Chief Executive Officer of MP, a corporation incorporated in the State of New York, and as such may be deemed to have beneficial ownership of the Ordinary Shares held directly by MP. Mr. Carlson disclaims any beneficial ownership of the shares held by MP, except to the extent of his pecuniary interest therein. The principal address of Mr. Carlson and MP is 1230 Avenue of the Americas, 16th Floor, New York, NY 10020.

(7)	Consists of (i) 42,089 Ordinary Shares, (ii) 6,350 Ordinary Shares underlying warrants exercisable at $11.50, (iii) 58,823 Ordinary Shares underlying convertible debentures convertible at $8.50 per Ordinary Share, (iv) 100,000 Ordinary Shares underlying warrants issued in connection with the March 2024 Notes and the May 2024 Note, and (v) 152,732 Ordinary Shares issuable upon the exercise of stock options that are exercisable at any time after September 15, 2025. Does not include 28,936 Ordinary Shares underlying RSUs issued to Ms. VedBrat on October 1, 2025, which vest on October 1, 2026.
(8)	Includes (i) 24,039 Ordinary Shares, and (ii) 152,732 Ordinary Shares issuable upon the exercise of stock options that are exercisable at any time after September 15, 2025. Does not include 28,936 Ordinary Shares underlying RSUs issued to Ms. Ashcroft on October 1, 2025, which vest on October 1, 2026.
(9)	Includes (i) 53,847 Ordinary Shares, and (ii) 190,915 Ordinary Shares issuable upon the exercise of stock options that are exercisable at any time after September 15, 2025. Does not include 34,723 Ordinary Shares underlying RSUs issued to Ms. Glossman on October 1, 2025, which vest on October 1, 2026.
(10)	Based on a Form 4 filed on December 31, 2024 by Avacara Pte. Ltd (“Avacara”) and information from Mr. Malhotra. Avacara owns 17,577,213 shares owned by Avacara PTE. Ltd. of which entity Mr. Malhotra is the majority shareholder and serves as managing director and has the power to vote and power to direct the voting of Avacara’s shareholdings in the Company on behalf of Avacara. The principal business of Avacara is investing in start-up companies. The business address of Avacara is 14 Robinson Road, #12-01/02 Far East Finance Building, Singapore 048545. Does not include shares owned by RM Securities LLC and Mr. Malhotra.
(11)	Based on a Schedule 13G filed on May 7, 2024, on behalf (i) 13books Capital LP, formerly known as Element Ventures LP, a Private Fund Limited Partnership duly registered under the laws of England and Wales (“13books”), and (ii) 13books Capital General Partner LLP, formerly known as Element Ventures General Partner LLP, a Limited Liability Partnership duly registered under the laws of England and Wales ( “13 books GP” and with 13books, the “Reporting Persons”). 13books Capital General Partner LLP is the general partner of 13books and may be deemed to have sole power to vote and sole power to dispose of the shares of the Company directly owned by 13books. The principal business address of each of the Reporting Persons is First Floor, 80 Clerkenwell Road, London EC1M 5RJ.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation agreements and other arrangements described under “Roadzen’s Executive and Director Compensation” in this Annual Report and the transactions described below, since April 1, 2025, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

On July 24, 2025, the Company entered into a subscription agreement (the “Exchange Agreement”) with related party Avacara PTE Ltd. (“Avacara”). Pursuant to the terms of the Subscription Agreement, on that date, approximately $0.13 million in aggregate of liabilities of the Company to such entity was canceled in exchange for the issuance of an aggregate of 104,000 Ordinary Shares (the “Exchange Shares”). The Company’s Chief Executive Officer, Rohan Malhotra, is the principal owner and Managing Partner of Avacara, a significant shareholder of the Company.

The Subscription Agreement includes customary “piggyback” registration rights, as well as demand registration rights which require the Company to register the Exchange Shares if requested by Avacara.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees of ASA & Associates LLP, Roadzen’s independent registered public accounting firm, billed/ expected to be billed in each of the last two fiscal years for audit fees and other services:

Fee Category	For the year ended March 31, 2026	For the year ended March 31, 2025
	(in thousands)
Audit Fees (1)	$190.0	205.0
Audit-Related Fees (2)	7.5	15.0
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	197.5	220.0

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by ASA, as applicable, in connection with regulatory filings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All other fees consist of fees billed for all other services.

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

(a)(3) Exhibits.

The following is a list of exhibits filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Memorandum and Articles of Association of Roadzen Inc.	8-K	001-40194	3.1	9/26/2023

4.1	Form of Specimen Ordinary Shares Certificate of Roadzen Inc.	8-K	001-40194	4.1	9/26/2023

4.2	Form of Warrant Certificate of Roadzen Inc.	8-K	001-40194	4.2	9/26/2023

4.3	Warrant Agreement, dated November 22, 2021	8-K	001-40194	4.1	11/29/2021

4.4	Form of convertible debenture	8-K	001-40194	4.1	1/24/2024

4.5	Form of Senior Secured Notes (incorporated by reference to Exhibit 4.1 of Roadzen’s Current Report on Form 8-K (File No. 001-41094), filed with the Securities and Exchange Commission on April 4, 2024).	8-K	001-40194	4.1	4/4/2024

4.6	Amended and Restated Warrant	8-K	001-40194	4.1	3/5/2025

4.7	Form of Placement Agent Warrant	8-K	001-41094	4.1	1/6/2025

4.8	Form of Pre-Funded Warrant	8-K	001-41094	4.1	12/17/2024

4.9	Form of Representative Warrant	8-K	001-41094	4.2	12/17/2024

4.10	Amended and Restated Senior Secured Note, dated July 26, 2024	8-K	001-41094	4.1	7/30/2024

4.11	Form of Warrants.	8-K	001-41094	4.1	4/26/2024

10.1	Security Purchase Agreement, dated March 31, 2025	8-K	001-40194	10.1	4/1/2025

10.2	Form of Junior Convertible Note	8-K	001-40194	10.2	4/1/2025

10.3 †	Forward Purchase Agreement, dated August 25, 2023	8-K	001-40194	10.1	8/25/2023

10.4 †	Subscription Agreement, dated August 25, 2023	8-K	001-40194	10.2	8/25/2023

10.5 †	Registration Rights Agreement, dated as of November 22, 2021, by and among Vahanna Tech Edge Acquisition I Corp., Vahanna LLC and Mizuho Securities USA LLC	8-K	001-40194	10.3	11/29/2021

10.6 †	Form of Lock-up Agreement	Amendment No.4 to Form S-4	333-269747	10.8	8/14/2023

10.7	Note Purchase Agreement, dated June 30, 2023, by and among Roadzen, Inc., Mizuho Securities USA LLC and other parties named thereto	S-4	333-269747	10.11	7/30/2023

10.8	Form of Indemnification Agreement.	8-K	001-40194	10.7	9/26/2023

10.9 †	Roadzen Inc. 2023 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.8 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on September 26, 2023)	8-K	001-40194	10.8	9/26/2023

10.10 †	Roadzen Inc. 2023 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.9 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-40194), filed with the Securities and Exchange Commission on September 26, 2023)	8-K	001-40194	10.9	9/26/2023

10.11	Termination of Engagement Letters, dated September 20, 2023, by and between Vahanna Tech Edge Acquisition I Corp. and Mizuho Securities USA LLC	8-K	001-41094	10.11	9/26/2023

10.12	Forward Purchase Agreement Confirmation Amendment dated as of January 30, 2024	8-K	001-41094	10.1	2/5/2024

10.13	Securities Purchase Agreement, dated as of December 15, 2023, between Roadzen Inc. and the investors party thereto from time to time	8-K	001-41094	10.1	1/24/2024

10.14	Letter agreement, dated as of January 19, 2024, between Roadzen Inc. and Supurna VedBrat.	8-K	001-41094	10.2	1/24/2024

10.15	Employment Agreement dated January 4, 2024 between Roadzen Inc. and Jean-Noël Gallardo (incorporated by reference to Exhibit 10.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-41094), filed with the Securities and Exchange Commission on January 8, 2024).	8-K	001-41094	10.1	1/8/2024

10.16	Securities Purchase Agreement, dated as of March 28, 2024 (incorporated by reference to Exhibit 10.1 of Roadzen Inc.’s Current Report on Form 8-K (File No. 001-41094), filed with the Securities and Exchange Commission on April 4, 2024).	8-K	001-41094	10.1	4/4/2024

10.17	Amendment No. 2 to Senior Secured Note Purchase Agreement, dated as of February 28, 2025.	8-K	001-41094	10.1	3/5/2025

10.18	Placement Agency Agreement, dated January 2, 2025	8-K	001-41094	10.1	1/6/2025

10.19	Form of Subscription Agreement, dated as of December 27, 2024	8-K	001-41094	10.1	1/2/2025

10.20	Form of Lock-Up Agreement, dated as of December 27, 2024	8-K	001-41094	10.2	1/2/2025

10.21	Underwriting Agreement dated December 15, 2024 between Roadzen Inc. and ThinkEquity LLC.	8-K	001-41094	1.1	12/17/2024

10.22	Form of Amendment No. 1 to Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	8-K	001-41094	10.1	11/8/2024

10.23	Form of Lock-Up Amendment	8-K	001-41094	10.1	9/27/2024

10.24	Form of Binding Term Sheets dated as of July 18, 2024	8-K	001-41094	10.1	7/22/2024

10.25	Form of Registration Rights Agreement	8-K	001-41094	10.2	7/30/2025

10.26†	Form of Amendment to Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	8-K	001-41094	10.3	7/30/2025

10.27	Form of Placement Agency Agreement, dated July 27, 2025	8-K	001-41094	10.1	7/31/2025

10.28	Form of Securities Purchase Agreement, dated July 27, 2025	8-K	001-41094	10.2	7/31/2025

10.29	Securities Purchase Agreement, dated November 20, 2025	8-K	001-41094	10.1	11/20/2025

10.30	Form of Junior Convertible Note	8-K	001-41094	10.2	11/20/2025

10.31	Placement Agency Agreement, dated November 20, 2025	8-K	001-41094	10.3	11/20/2025

10.32	Securities Purchase Agreement, dated January 19, 2026	8-K	001-41094	10.1	1/20/2026

10.33	Junior Convertible Note, dated January 20, 2026	8-K	001-41094	10.2	1/20/2026

10.34	Amendment to Securities Purchase Agreement and Junior Convertible Note, dated January 20, 2026	8-K	001-41094	10.3	1/20/2026

10.35	Second Amendment to Securities Purchase Agreement and Junior Convertible Note, dated February 25, 2026	8-K	001-41094	10.1	2/26/2026

10.36*	Amendment No. 4 to Senior Secured Note Purchase Agreement, dated as of February 28, 2025.

10.37*	Fee Letter, dated June 26, 2026, between Roadzen Inc. and Mizuho Securities USA LLC.

14.1	Code of Business Conduct	8-K	001-41094	14.1	9/26/2023

19.1	Insider Trading Policy	10-K	001-41094	19.1	6/26/2025

21.1	List of Subsidiaries.	8-K	001-41094	21.1	9/26/2023

23.1*	Consent of ASA & Associates LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy	10-K	001-41094	97.1	7/1/2024

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Roadzen Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Roadzen Inc. and its subsidiaries (collectively known as the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations, consolidated statement of comprehensive loss, consolidated statement of shareholders’ equity/deficit and consolidated statement of cash flow for each of the two years ended March 31, 2026 and 2025, and the related notes (collectively referred as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years ended March 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2(b) of the consolidated financial statements, the Company has experienced operating losses in current and preceding periods. These conditions, among others, raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plans on alleviation of doubt on going concern are also described in Note 2(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Delhi, India

June 28, 2026

Roadzen Inc.

Consolidated Balance Sheets

(in US $, except share count)

Particulars	As of March 31, 2026	As of March 31, 2025
Assets
Current assets:
Cash and cash equivalents	6,578,594	4,836,576
Accounts receivable, net	7,500,439	2,625,385
Inventories	116,555	202,535
Prepayments and other current assets	17,833,119	19,092,595
Investments	229,994	197,805
Total current assets	32,258,701	26,954,896
Non current assets
Restricted cash	222,026	217,064
Non marketable securities	—	269,470
Property and equipment, net	536,997	602,923
Goodwill	7,616,973	2,061,553
Operating lease right-of-use assets	1,374,147	1,109,219
Intangible assets, net	9,651,915	1,243,253
Other long-term assets	997,802	120,972
Total Non current assets	20,399,860	5,624,454
Total assets	52,658,561	32,579,350

Liabilities and shareholders’ Equity/(Deficit)
Current liabilities
Current portion of long-term borrowings	9,829,713	2,904,444
Short-term borrowings	7,843,267	19,865,645
Accounts payable and accrued expenses	30,245,947	30,254,010
Derivative warrant liabilities	1,987,003	1,489,818
Short-term operating lease liabilities	325,255	318,921
Other current liabilities	8,072,789	2,102,466
Total current liabilities	58,303,974	56,935,304
Non current liabilities
Long-term borrowings	15,612,108	139,775
Long-term operating lease liabilities	699,817	628,400
Other long-term liabilities	4,561,246	566,651
Total Non current liabilities	20,873,171	1,334,826
Total liabilities	79,177,145	58,270,130

Commitments and contingencies (refer note 22)

Shareholders’ Equity/(Deficit)
Ordinary Shares and additional paid in capital, $0.0001 par value per share, 220,000,000 shares authorized as of March 31, 2026 and March 31, 2025; 79,695,672 and 74,290,986 shares outstanding as of March 31, 2026 and March 31, 2025 respectively	112,128,293	95,501,291
Accumulated deficit	(246,224,660)	(223,826,442)
Accumulated other comprehensive income/(loss)	(1,299,868)	(468,859)
Other components of equity	105,747,998	103,720,113
Total shareholders’ deficit	(29,648,237)	(25,073,897)
Non-controlling interest	3,129,653	(616,883)
Total deficit	(26,518,584)	(25,690,780)
Total liabilities and Total Deficit	52,658,561	32,579,350

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Consolidated Statements of Operations

(in US $, except share count)

	For the Year ended March 31,
Particulars	2026	2025
Revenue	55,021,792	44,296,098
Costs and expenses:
Cost of services	21,277,579	18,833,218
Research and development	408,355	3,779,955
Sales and marketing	29,111,662	28,873,150
General and administrative	15,976,982	51,602,107
Depreciation and amortization	2,244,268	2,020,610
Total costs and expenses	69,018,846	105,109,040
Loss from operations	(13,997,054)	(60,812,942)
Interest expense (net)	(7,249,803)	(3,247,831)
Gain on bargain purchase	174,248	-
Fair value gains/(losses) in financial instruments carried at fair value	(3,984,386)	(14,844,420)
Impairment of investment	(269,470)	(1,245,326)
Other income (net)	2,329,515	7,073,235
Total other income/(expense)	(8,999,896)	(12,264,342)
(Loss)/Income before income tax expense	(22,996,950)	(73,077,284)
Less: income tax (benefit)/expense	20,212	(13,973)
Net (loss)/income before non-controlling interest	(23,017,162)	(73,063,311)
Net loss attributable to non-controlling interest, net of tax	(500,940)	(192,879)
Net Loss attributable to Ordinary shareholders	(22,516,222)	(72,870,432)

Net loss per share attributable to Ordinary shareholders
Basic and diluted	(0.29)	(1.04)
Weighted-average number of shares used in computing net loss per share	77,454,509	69,867,792

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Consolidated Statements of Cash Flows

(in US $, except share count)

	For the Year ended March 31,
Particulars	2026	2025
Cash flows from operating activities
Net loss attributable to Ordinary shareholders	(22,516,222)	(72,870,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,244,268	2,020,610
Stock based compensation	497,806	47,211,816
Deferred income taxes	(14,303)	(193,261)
Unrealized foreign exchange loss/(profit)	(831,009)	132,121
Gain over liability settled/expense through issuance of equity shares	(64,875)	-
Fair value losses/(profits) in financial instruments carried at fair value	3,984,386	14,844,420
Impairment of investment	269,470	1,245,326
Expected credit loss (net of reversal)	2,654,182	246,115
Assets written off	82,032	-
Balances written off/(back)	(1,545,749)	(8,143,051)
Gain on extinguishment of intercompany financial assets and liabilities	(482,689)	-
Net loss attributable to non-controlling interest, net of tax	(500,940)	(192,879)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Inventories	85,980	(131,868)
Accounts receivables, net	(4,776,282)	780,880
Prepayments and other assets	(3,159,457)	(4,822,952)
Accounts payable and accrued expenses	225,169	2,833,077
Other liabilities	3,576,831	(1,102,120)
Net cash used in operating activities	(20,271,401)	(18,142,198)

Cash flows from investing activities
Purchase of property and equipment and intangible assets	(1,009,660)	(424,910)

Proceeds from sale of mutual fund	112,847	309,289
Net cash used in investing activities	(896,813)	(115,621)

Cash flows from financing activities
Proceeds from issue of Ordinary Shares	6,519,429	7,073,913
Proceeds from issue of equity shares of subsidiary	6,645,789	-
Net proceeds/(payments) from borrowings	8,279,523	3,669,290
Proceeds from forward purchase agreement	—	1,000,000
Net cash generated from financing activities	21,444,741	11,743,203
Effect of exchange rate changes on cash and cash equivalents	—	3,168
Net (decrease)/increase in cash and cash equivalents (including restricted cash)	276,527	(6,511,448)
Cash acquired in business combination	1,470,453	—
Cash and cash equivalents at the beginning of the period (including restricted cash)	5,053,640	11,565,088

Cash and cash equivalents at the end of the period (including restricted cash)	6,800,620	5,053,640
Reconciliation of cash and cash equivalents
Cash and cash equivalents	6,578,594	4,836,576
Restricted cash	222,026	217,064
Total cash and cash equivalents	6,800,620	5,053,640

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	2,742,101	1,318,139
Non-cash investing and financing activities
Consideration payable in connection with acquisitions	6,407,380	8,376,253
Interest accrued on borrowings	3,659,399	2,123,633

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Consolidated Statements of Comprehensive Loss

(in US $, except share count)

	For the Year ended March 31,
	2026	2025
Net (loss)/income	(22,516,222)	(72,870,432)
Changes in foreign currency translation reserve	(965,102)	133,747
Less: changes in foreign currency translation reserve attributable to non-controlling interest	(134,093)	2,105
Other comprehensive income (loss) attributable to Roadzen Inc. ordinary shareholders	(831,009)	131,642

Total comprehensive loss attributable to Roadzen Inc. ordinary shareholders	(23,347,231)	(72,738,790)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Consolidated Statement of Shareholders’ Equity/(Deficit)

(in US $, except share count)

	Ordinary shares and APIC		Accumulated	Shares to	Debenture Redemption	Stock-based compensation		Total shareholders’
Particulars	Shares	Amount	deficit	be issued(ii)	Reserve	Reserve	AOCI	deficit
Balance as of April 1, 2024	68,440,829	84,974,378	(151,008,419)	—	257,571	56,303,135	(600,501)	(10,073,836)
Issuance of ordinary shares during the period through conversion of payables	892,857	2,500,000	—	—	—	—	—	2,500,000
Issuance of ordinary shares during the period through conversion of loan	335,000	938,000	—	—	—	—	—	938,000
Net loss attributable to ordinary shareholders	—	—	(72,870,432)	—	—	—	—	(72,870,432)
Other comprehensive income	—	—	—	—	—	—	131,642	131,642
Movement attributable to stock-based compensation reserve	—	—	—	—	—	47,211,816	—	47,211,816
Impact of issuance/repayment of debenture	—	—	52,409	—	(52,409)	—	—	—
Issuance of ordinary shares	4,622,300	7,088,913	—	—	—	—	—	7,088,913
Balance as of March 31, 2025	74,290,986	95,501,291	(223,826,442)	—	205,162	103,514,951	(468,859)	(25,073,897)
Issuance of ordinary shares during the period through PIPE	5,206,590	6,519,429	—	—	—	—	—	6,519,429
Transactions with non-controlling interest holders(i)	—	9,512,858	—	—	—	—	—	9,512,858
Net loss attributable to ordinary shareholders	—	—	(22,516,222)	—	—	—	—	(22,516,222)
Ordinary shares issuable for stock compensation and settlement arrangements	198,096	594,715	—	2,022,083	—	(374,000)	—	2,242,798
Reclassification on redemption of debenture	—	—	118,004	—	(118,004)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(831,009)	(831,009)
Movement attributable to stock-based compensation reserve	—	—	—	—	—	497,806	—	497,806
Balance as of March 31, 2026	79,695,672	112,128,293	(246,224,660)	2,022,083	87,158	103,638,757	(1,299,868)	(29,648,237)

(i)	Represents the premium arising on issue of shares by a subsidiary to non-controlling interest holders, being the excess of consideration received over the fair value of the net assets attributable to the shares so issued.

(ii)	Represents shares pending issuance to (a) directors of the Company in settlement of legacy compensation liabilities, and (b) an employee of one of the subsidiaries.

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

1. Reorganization and description of business

Roadzen Inc., a British Virgin Islands business company (the “Parent Company”, formerly known as Vahanna Tech Edge Acquisition I Corp; and sometimes referred to in this filing as “Vahanna”) has subsidiaries located in India, the United States, the United Kingdom, the Republic of Ireland and the People’s Republic of China. The Company is a leading Insurtech platform and provides solutions in relation to insurance products, including distribution, pre-inspection assistance, telematics, claims submission and administration, and roadside assistance.

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

2. Summary of significant accounting policies

a) Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for the periods presented.

All intercompany balances and transactions have been eliminated upon consolidation. When the Company does not have a controlling interest in an investee but exerts significant influence over the investee, the Company applies the equity method of accounting.

b) Liquidity and going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company has experienced operating losses in current and preceding periods. As of March 31, 2026 and 2025, the Company also has negative operating cash flows and negative working capital position. These events, among others, raise substantial doubt over the Company’s ability to continue as a going concern for a reasonable period of time. The Company expects to have ongoing requirements for capital investment to implement its business plans to achieve revenue growth forecast, control operating costs, and meet cash flow requirements. The Company’s ability to continue as a going concern is dependent upon, among other things, the Company’s mitigation plan to (i) raise additional funds from existing or new credit facilities, (ii) receive funds by raising additional share capital and/or (iii) re-structure existing liabilities.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

The Company has undertaken multiple initiatives to achieve these goals, including agreeing to convert certain liabilities into equity and working to restructure and convert other current liabilities into equity or long-term notes, including the recently executed amendment to extend its senior secured facility into long-term debt. The Company has also filed a shelf registration statement on Form S-3 with the SEC, under which it sold equity, raising gross proceeds of $7,999,979 in May 2026, and is pursuing additional potential financing opportunities. The Company’s plans may change as a result of many factors currently unknown.

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

d) Contract asset and liabilities

A contract asset (unbilled revenue) is the right to receive consideration in exchange for goods or services transferred to the customer. When the Company satisfies its performance obligation by transferring goods or services to a customer before the customer pays consideration, or before payment becomes due, a contract asset is recognized for the earned consideration.

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

The Company applies the aging method and the simplified approach permitted under ASC 326 for trade receivables. Receivables are evaluated on a collective basis, and loss rates are determined based on the aging of balances. Historical loss rates are updated periodically. Based on the Company’s assessment, historical loss experience continues to provide the most reliable basis for estimating expected credit losses.

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

m) Business combination and asset acquisition

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

Where the set of assets acquired and liabilities assumed does not constitute a business as defined under ASC 805, the transaction is accounted for as an asset acquisition. In such cases, the Company allocates the purchase price to the individual identifiable assets acquired and liabilities assumed based on their relative fair values at the acquisition date. No goodwill is recognized in an asset acquisition. The assets recognized through the purchase price allocation are expected to provide economic benefits to the Company through future cash flows, cost efficiencies, or strategic advantages associated with the acquired assets. These assets are subsequently measured and amortized or depreciated in accordance with the Company’s accounting policies applicable to the respective asset classes.

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

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, the Company determined that it has five reporting units.

o) Foreign currency

The Company’s consolidated financial statements are reported in U.S. Dollars (“USD”), the Parent Company’s functional currency. The functional currency for the Company’s subsidiaries in India is the Indian Rupee (“INR”), the functional currency of the Company’s subsidiary in the United Kingdom is the British Pound Sterling (“GBP”), and the functional currency of the Company’s subsidiary in the People’s Republic of China is the Chinese Renminbi (“RMB”). The translation of the functional currency of the Company’s subsidiaries into USD is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using an average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments (“CTA”) under other comprehensive income/loss, or under accumulated other comprehensive income/loss as a separate component of equity.

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

t) Public and Private Warrants.

In connection with Vahanna’s initial public offering in 2021, 10,004,994 public warrants were issued (the “Public Warrants”) and 9,152,087 warrants were issued in a private placement (the “Private Placement Warrants”). Both Public Warrants and Private Placement Warrants remained outstanding and became warrants to purchase Ordinary Shares in the Company upon the close of the Business Combination. During the quarter ended December 31, 2025 the Company registered the Private Placement Warrants and Ordinary Shares underlying them, thereby removing all restrictions on the Private Placement Warrants. As a result, the Company is no longer differentiating between the Public and Private Placement Warrants and only uses the term Public Warrants.

The Public Warrants are not accounted for as liabilities. The Public Warrants will not be adjusted for issuances of Ordinary Shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

See Note 17 for further information regarding the fair value of the Public Warrants.

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

Notes to the consolidated financial statements

(in US $, except share count)

IaaS platform enabled services:

Roadside assistance and extended warranty income:

The Company enters into contracts with insurance companies and other subscribers in order to provide roadside assistance services and extended warranty services to their policyholders/subscribers. The Company’s performance obligation under these contracts is to provide roadside assistance and extended warranty services as a stand ready obligation. The Company is the primary obligor in these transactions and has latitude in establishing prices and selecting and contracting with suppliers, and is accordingly considered as principal for the purpose of recognizing gross revenue. Revenue from roadside assistance is recorded both at the time of completion of service and in some cases it is recorded over the tenure of the contract. Revenue from extended warranty services is recorded over the tenure of contract.

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

Administration fee from insurance support and service plan administration:

The Company enters into contracts with insurance companies and OEMs to provide insurance support and service plan administration, including premium collection, policy administration, claims processing, customer support, and warranty program management. These services represent a single stand-ready performance obligation that is satisfied over time, with revenue recognized ratably over the contract term (typically one to seven years) as services are continuously provided. The Company acts solely as an agent on behalf of insurers and OEMs, with the underlying insurance and warranty obligations remaining with the principals. Accordingly, the Company recognizes only the administration or management fees it retains as revenue, while claims-related activities are performed as part of its administrative services and do not represent separate performance obligations.

Claims revenue from repairs

The Company enters into contracts with garages primarily for the facilitation of vehicle repairs and the administration of insurance claim processes on behalf of its customers. The Company’s performance obligation under these arrangements is to administer and coordinate the vehicle repair process and to facilitate the submission and processing of related claims. The Company controls the entire end to end process of claims before the repaired vehicle is transferred to the customer. Revenue arising from claims on vehicle repair services is recognized at a point in time, upon completion of the vehicle repair, which is the point at which the performance obligation is considered satisfied. The Company also earns commissions from on-boarding new garages.

Software development services

Arrangements with customers for software development services are either on a fixed-price, fixed-timeframe or time-based.

Revenue on time-based service contracts are recognized as the related services are performed and the customers are billed based on the actual time incurred by personnel allocated at contractual billing rates. Revenue from the end of the last invoicing to the reporting date is recognized as accrued income. Revenue from fixed-price and fixed-timeframe contracts, where the performance obligations are satisfied over time, revenue is recognized as and when the milestones are satisfied.

Subscription to software

Revenue is recognized on a straight-line basis over the contractual subscription period. For the Upfront fees or One time usage revenue is recognized at the point of sale

DrivebuddyAI

Revenue is recognized to the extent it is probable that the future economic benefits will flow to the Company and revenue can be reliably measured. Revenue from operations is recognized in statement of Profit and Loss on an accrual basis as state below:

A.	Operating Lease - Income from Operating leases is Recognized on Straight line basis over the lease term.
B.	Device Sale - Income from Device Sale is Recognized when risks & rewards pertaining to the said device are transferred & there is reasonable certainty as to the collection of the revenue.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

Income from Trading of spare parts

Revenue from the sale of spare parts is recognized at a point in time when control of the parts is transferred to the customer, which is generally upon dispatch or delivery of the goods depending on the shipping terms. Revenue is measured based on the consideration specified in a contract with a customer, net of returns and trade discounts.

Fleet damage protection and administration revenue

The Company enters into contracts with distributors for the provision of damage protection and administration programs to their customers. The Company’s performance obligation is to design and structure the program and place the related cover, together with preparing supporting documentation. Revenue arising from program fees is recognized at a point in time at the inception of coverage.

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

Cost of services are recognized as they are incurred.

ii.	Sales and marketing

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

i.	In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the income statement, in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement (such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization) as well as disclosures about selling expenses. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. In January 2025, the FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” to clarify the interim reporting effective date of ASU 2024-03. ASU 2024-03, as clarified by ASU 2025-01, is effective for the Company for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The new guidance will be applied prospectively with the option for retrospective application. The Company is currently evaluating the guidance and expects it to only impact disclosures with no impact to results of operations, cash flows, or financial condition.

ii.	In November 2024, the FASB issued ASU 2024-04, “Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for the Company for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

iii.	In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which amends certain aspects of the accounting for and disclosure of internal-use software costs. The new guidance removes references to software development project stages so that it is neutral to different software development methods, including iterative (agile) methods that entities may use to develop software. The new guidance requires an entity to capitalize software costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The new guidance is effective for the Company for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the guidance and its impact on results of operations, cash flows, or financial condition.

iv.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods and add a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for the Company for fiscal years beginning after December 15, 2027, including interim reporting periods within those fiscal years. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the guidance and its impact on results of operations, cash flows, or financial condition.

v.	In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public business entities, on an annual basis, to disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, all entities are required to disclose, on an annual basis, the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes, and by individual jurisdictions if the amount is equal to or greater than 5% of total income taxes paid, net of refunds received. ASU 2023-09 may be adopted on a prospective or retrospective basis. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2024. As an emerging growth company that has elected to use the extended transition period under the JOBS Act, the standard is effective for the Company for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the guidance and expects it to only impact disclosures with no impact to results of operations, cash flows, or financial condition.

There are no other new accounting standards identified and not yet implemented that are expected to have a material effect on the Company’s consolidated financial statements.

aa) Recent Accounting Pronouncements - Accounting Standards Adopted

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which (1) clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amends a related illustrative example, and (3) introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The Company adopted ASU 2022-03 effective April 1, 2025 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

3 Cash, cash equivalents and restricted cash

	As of March 31, 2026	As of March 31, 2025
Balances with banks
In current accounts	6,562,944	4,829,632
Cash in hand	15,650	6,944

	6,578,594	4,836,576

Restricted cash and cash equivalents (non - current)	222,026	217,064

4 Accounts receivables, net

	As of March 31, 2026	As of March 31, 2025
Accounts receivable	8,887,406	3,216,711
Less: allowance for credit losses	(1,386,967)	(591,326)
Accounts receivable, net	7,500,439	2,625,385

The following table provides details of the Company’s allowance for credit accounts:

Balance, beginning of period	591,326	345,211
Additions charged	844,835	259,293
Effect of exchange rate changes	(49,194)	(13,178)
Balance, end of period	1,386,967	591,326

5 Prepayments and other current assets

	As of March 31, 2026	As of March 31, 2025
Balance with statutory authorities(i)	2,587,264	1,496,055
Unbilled revenue(ii)	5,827,805	6,201,942
Advances given(iii)	1,635,623	1,555,929
Other receivables(iv)	47,835	-
Prepayments	673,595	1,100,063
Forward purchase agreement(v)	6,800,000	8,628,301
Deposits	260,997	110,305
	17,833,119	19,092,595

i)	Balance with statutory authorities represents withholding taxes and value added tax receivable from local tax authorities.

ii)	Unbilled revenue is net of allowances amounting to $1,809,347 and $0 as on March 31, 2026 and March 31, 2025 respectively.

iii)	Advances given include:

a) $1,106,447 and $1,135,108 of advances to suppliers as of March 31, 2026 and March 31, 2025, respectively.

b) $336,381 and $128,654 of advances to employees as of March 31, 2026 and March 31, 2025, respectively. Advances to employees include related party balances of $70,456 and $71,382 as of March 31, 2026 and as of March 31, 2025 respectively.

c) $97,049 in advances were extended to Viansh Insurance Brokers Private Limited towards a Business Purchase Agreement entered by one of the Company’s subsidiary Good Insurance Brokers Pvt Ltd in India.

iv)	Other receivable includes allowances for doubtful receivables of $2,800,000 as of March 31, 2026 and March 31, 2025.

v)	Forward purchase agreement

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

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

The FPA represents the recognition of the cash payments to the Seller of $42.11 million (including prepayment of $42.06 million and the reimbursable transaction cost of $0.05 million) and the FPA with regard to 3,204,407 shares (recycled shares) and 702,255 shares (FPA subscription shares).The fair value of the FPA receivable is comprised of the Prepayment Amount (as defined in the FPA, $42.11 million) and is reduced by the economics of the downside provided to the Sellers ($35.31 million) and the estimated consideration payment at the Cash Settlement Payment Date ($6.8 million).

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

Assumptions used in calculating estimated fair value of Forward Purchase Agreement as of March 31, 2025 is as follows:

Volatility	142.66%
Risk-free rate	4.31%
Dividend yield	0.00%
Strike price	10.77
Remaining term (years)	2 years

6 Non-marketable securities

a) Moonshot - Internet SAS (“Moonshot”)

Roadzen (DE) invested $2,410,000 representing a 6.68% equity stake in Moonshot - Internet SAS, a simplified Joint Stock Company existing under the laws of France, which is a subsidiary of Societe Generale. Moonshot is an InsurTech company, registered as an insurance broker, which specializes in usage-based insurance products and services dedicated to E-Commerce. Roadzen (DE) has a representative on the board of directors of Moonshot, however the investment of 6.68% does not give Roadzen (DE) the ability to significantly influence the operating and financial policies of Moonshot, since majority ownership of Moonshot is concentrated with a single shareholder. Therefore, Roadzen (DE) uses the measurement alternative for equity investments without readily determinable fair values for its investment in Moonshot. The Company carries this investment at cost, less impairment.

During the fiscal year ended March 31, 2026, Moonshot was wound up and ceased operations. The Company therefore determined the carrying value of its investment was no longer recoverable and recognized a full impairment charge of $269,470. Following the impairment, the carrying value of the investment was fully eliminated.

7 Property and equipment, net

The components of property and equipment, net were as follows:

	As of March 31, 2026	As of March 31, 2025
Computers	483,108	477,765
Office equipment	348,867	222,467
Motor Vehicle and other equipment	646,843	233,560
Furniture & fixtures	86,492	267,767
Electrical equipment	30,230	30,811
Leasehold improvements	29,223	31,192
Total	1,624,763	1,263,562
Less: Accumulated depreciation	(1,087,766)	(660,639)
Property and equipment, net	536,997	602,923

For the year ended March 31, 2026, the Company capitalized property and equipment totaling $324,519 (prior year was $424,910).

Depreciation expense on property and equipment amounted to $449,030 and $142,027 for the periods ended March 31, 2026 and March 31, 2025, respectively, of which $45,763 and $34,114 are related to computers.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

8 Intangible assets, net

	As of March 31, 2026	As of March 31, 2025
Software for internal use	17,117,154	8,281,900
Customer contracts	2,585,885	1,163,052
Intangible assets under development	1,613,679	712,964
Intellectual property	62,524	150,662
Agency relationship	1,445,471	-
Trademark	15,775	53
Total	22,840,488	10,308,631
Less: accumulated depreciation and amortization	(13,149,836)	(9,021,736)
Less: impairment loss	(38,737)	(43,642)
Intangible assets, net	9,651,915	1,243,253

For the year ended March 31, 2026, the Company has not derecognized any intangible assets. The prior year totaled $1,167,264 including write-off of customer contracts with Global Insurance Management amounting to $1,194,811 and related accumulated amortization of $389,714, due to termination of the contract and the absence of any future economic benefits.

The Company conducted a qualitative assessment of its intangible assets and concluded that it is more likely than not that the carrying amount of the acquired assets does not exceed their fair value. As such, no impairment was recorded.

During the year ended March 31, 2026, the Company acquired a distribution network (the “Agency Relationship”) from the Viaansh Insurance Brokers Private Limited (“Viaansh”) amounting to $1,445,471.

During the year ended March 31, 2026, Company has capitalized software for internal use amounting to $1,202,769 from the Intangible Assets under development (prior year $0).

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

Amount
2027	1,113,438
2028	1,113,438
2029 and thereafter	5,919,665

9 Other long-term assets

	As of March 31, 2026	As of March 31, 2025
Deposits	16,256	12,657
Unbilled revenue	798,900	-
Advances	179,775	103,312
Interest accrued	2,871	5,003
	997,802	120,972

10 Accounts payable and accrued expenses

	As of March 31, 2026	As of March 31, 2025
Accounts payable	14,837,965	17,484,895
Accrued expenses	10,168,147	8,599,752
Amounts due to employees	961,395	780,695
Due to insurer	4,278,440	3,388,668
	30,245,947	30,254,010

1. Accounts Payable includes $1,147,560, $10,103,307, and $3,587,098 as of March 31, 2026, and $1,084,594, $8,024,048 and 8,376,253 as of March 31, 2025, related to the cost of services, operating expenses and SPAC Payable respectively.

2. Accrued Expenses comprise of $429,831, $6,078,917, $3,659,399 and $0 as of March 31, 2026, and $1,478,125, $4,897,994, $2,123,633 and $100,000 as of March 31, 2025, related to the cost of services, operating expenses, interest due but not paid and related party balances respectively.

3. Amounts Due to Employees, comprising salary and reimbursement payables, include related party balances of $93,849 and $74,062 as of March 31, 2026 and March 31, 2025, respectively.

4. Sum due to insurer represents the net amounts of premium due to insurer based on the respective contract with each insurer. The net amount due is equal to the gross written premium less the Company’s commission for policies that have reached their effective date. Sum due to insurer is $4,278,440 as of March 31, 2026, which represents funds from the insurer to meet working capital requirements/contingencies arising out of claim settlement.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

11 Other current liabilities

Other current liabilities consist of the following:

	As of March 31, 2026	As of March 31, 2025

Statutory liabilities	1,565,548	535,493
Deferred revenue	663,323	893,822
Advances from customers	991,218	86,653
Retirement benefits	39,609	25,464
Contingent consideration(i)	2,631,976	-
Other payables(ii)	2,181,115	561,034
	8,072,789	2,102,466

(i)	Contingent consideration includes

a) fair value of the contingent consideration payable as a result of the EliteCover Insurance Solutions, Inc, acquisition, amounting to $1,390,617 as of March 31, 2026.

b) fair value of the contingent consideration payable as a result of the acquisition of Viaansh Insurance Brokers Private Limited, amounting to $1,241,349 as of March 31, 2026.

(ii)	Other Payables include consideration payable on acquisition of National Automobile Club, EliteCover Insurance Solutions, Inc., and Houseneed Doorstep Services Private Limited amounting to $125,000, $1,000,000 and $873,440 as of March 31, 2026, respectively.

12 Derivative warrant liabilities

Fair valuation of warrants issued to lenders as a part of a senior secured note agreement entered into between Roadzen (DE) and Mizuho Securities USA LLC (“Mizuho”) on June 30, 2023 (“Issuance Date”) as administrative agent amounting to $3,452,371. Each warrant grants the holder the right to purchase one Ordinary Share of the Company at an exercise price of $0.001 with a cashless settlement option where the difference between the exercise price and the market price would be paid to the warrant holder in the form of Ordinary Shares. Since the Company has Warrants traded under the symbol RDZNW, market price method was used to compute the fair market value on the reporting date. The warrants issued are recognized as derivative liabilities and were initially measured using the Black-Scholes model and are subsequently remeasured at each reporting period with changes recorded in consolidated statements of operation. On May 14, 2024, as required by the terms of the senior secured notes agreement, the Company issued to Mizuho a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.001 per share. The fair value of the warrants issued to Mizuho amounts to $1,844,503.

In connection with the Amendment No. 2 to the senior secured notes, the Company issued to Mizuho an amended and restated warrant to purchase an additional 104,566 Ordinary Shares at an exercise price of $0.001 per share, increasing the total warrant coverage to 1,537,083 Ordinary Shares at an exercise price of $0.001 per share.

The assumptions used in calculating estimated fair value of warrants due as of March 31, 2026 is as follows:

Closing price	$1.20
Risk Free rate	4.31%
Dividend Yield	0%
Volatility	142.66%
Expected Life of the option	2 years

Pursuant to the terms of a securities purchase agreement entered into on March 28, 2024 among the Company, Ms. Supurna VedBrat and Krishnan-Shah Family Partners, LP (the “March 2024 SPA”), the Company issued on April 22, 2024 warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP, warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat on June 20, 2024, and warrants to purchase an additional 50,000 Ordinary Shares to Ms. VedBrat on October 27, 2024 (such warrants collectively the “March 2024 SPA Warrants”). Each March 2024 SPA Warrant will be exercisable at any time during the period commencing on March 28, 2025 (or earlier under certain circumstances described in the March 2024 SPA Warrants) (as applicable, the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of the Company, if earlier). The exercise price of the March 2024 SPA Warrants is equal to 80% of the lower of (i) the volume weighted average price (the “VWAP”) of the Ordinary Shares, as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding pursuant to the March 2024 SPA, (ii) the opening price of any public offering of straight equity securities of the Company occurring within six months after the issue date of the March 2024 SPA Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. Ms. VedBrat is a director of the Company. Ajay Shah, another director of the Company, and his wife, are trustees of the general partner of the Krishnan-Shah Family Partners, LP. The fair value of the warrants issued to Supurna VedBrat and Krishnan-Shah Family Partners, LP amounts to $142,500.

The assumptions used in calculating estimated fair value of warrants due as of March 31, 2026 is as follows:

Closing price	$1.20
Risk Free rate	4.31%
Volatility	142.66%
Expected Life of the option	3 years

13 Borrowings

A Long-term borrowings consist of the following:

	As of	As of
	March 31, 2026	March 31, 2025
Loans from banks (note a)	166,924	167,177
Secured debentures (note b)	428,729	1,718,596
Convertible debenture (note c)	1,140,753	1,158,446
Convertible Notes (note d)	12,205,415	-
Loans from others (note e)	11,500,000	-
Less: current portion of long-term borrowings	(9,829,713)	(2,904,444)
	15,612,108	139,775

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

a) Loans from banks:

Particulars	Interest Rate	Maturity date	Amount outstanding
Long-term borrowings from banks	9.00%	1-May-29	10,774
Long-term borrowings from banks	8.85%	1-Oct-29	16,514
Long-term borrowings from banks	8.85%	5-Jan-30	12,703
Long-term borrowings from banks	8.85%	5-Jan-30	12,703
Long-term borrowings from banks	8.85%	5-May-30	29,316
Long-term borrowings from banks	8.75%	10-Aug-30	73,514
Long-term borrowings from banks	9.25%	10-Aug-30	11,400
			166,924

The above loans are vehicle loan and secured by way of hypothecation against vehicle for which loan is granted.

b) Secured debentures:

Particulars	Interest Rate	Maturity date (as amended)	Amount outstanding
N1-N4 Series Debenture	15.00%	August 15, 2026	428,729

The Company has not honored the repayment of the above debentures as on the original maturity date, but has obtained an extension from the lender up to August 15, 2026. During the year, the Company repaid a total of $1,289,867 towards its secured debentures. However, due to the absence of tranche-wise repayment information, management is unable to identify the specific series of debentures to which the repayments relate. Accordingly, the closing outstanding balance of $428,729 has been disclosed on an aggregate basis for all secured debenture series.

The debentures are secured by a subordinated lien on intellectual property, current assets and movable property and equipment of certain material foreign subsidiaries.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

c) Convertible debenture

During the year ended March 31, 2026, the Company has outstanding $1.10 million unsecured convertible debentures to different parties which had a maturity date of December 15, 2025. The instruments carry an interest rate of 13% per annum, unless otherwise specified, as below.

As of March 31, 2026, the Company has not honored the repayment of the unsecured convertible debentures, and no conversion option has been exercised.

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

Warrants Entitlement

The Company has agreed to issue the warrants to the debenture holders within 90 days of the closing of the securities purchase agreement. The warrants shall be equivalent to the 10% of the original principal balance of the notes. The exercise price of the Warrants shall be eight dollars and fifty cents ($8.50) per Warrant Share. The Warrants shall expire five (5) years after issuance.

d) Convertible notes

During the quarter ended December 31, 2025, the Company entered into a securities purchase agreement with an institutional investor pursuant to which it issued junior convertible notes with an aggregate principal amount of $5.56 million, for gross proceeds of $5.0 million, before fees and other expenses. The notes were issued on November 21, 2025 pursuant to a registered public offering (the “November 2025 Notes”).

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

The November 2025 Notes have a contractual maturity of 18 months from the date of issuance and bear interest at a rate of 14% per annum, increasing to 18% per annum upon the occurrence and during the continuation of an event of default. A portion of the principal amount of $0.93 million, together with accrued but unpaid interest, is payable in quarterly installments, commencing three months from the date of issuance.

The November 2025 Notes are convertible at the option of the holders, in whole or in part, at any time, into Ordinary Shares at an initial conversion price of $2.25 per share, subject to customary anti-dilution adjustments and beneficial ownership limitations. The Company may redeem all or any portion of the outstanding November 2025 Notes upon written notice by paying the outstanding principal amount together with accrued interest and a make-whole amount, as defined in the note agreement. Upon the occurrence of an event of default, the holders may require redemption of the November 2025 Notes or elect conversion at the applicable default conversion price.

On January 8, 2026, the institutional investor elected to convert a principal amount of $100,000.00 of November 2025 Notes, plus the related aggregate accrued and unpaid interest and Make-Whole Amount of $120,715.22 into 98,096 Ordinary Shares. The fair valuation of the November 2025 Notes as of March 31, 2026 is $6,531,602.

As of March 31, 2026, the fair value of the November 2025 Notes was estimated using appropriate valuation techniques with key assumptions as follows:

Risk free rate	4.31%
Volatility	142,66%
Annual Interest rate	14%
Conversion Price	$2.25

During the quarter ended March 31, 2026, the Company entered into a securities purchase agreement with the same institutional investor pursuant to which it issued junior convertible notes with an aggregate principal amount of $5.56 million, for gross proceeds of $5.0 million, before fees and other expenses. The notes were issued on January 20, 2026 pursuant to a registered public offering (the “January 2026 Notes”).

The January 2026 Notes have a contractual maturity of approximately 17 months from the date of issuance, maturing on June 20, 2027, and bear interest at a rate of 14% per annum, increasing to 18% per annum upon the occurrence and during the continuation of an event of default. A portion of the principal amount of $0.93 million, together with accrued but unpaid interest, is payable in quarterly installments, commencing three months from the date of issuance.

The January 2026 Notes are convertible at the option of the holders, in whole or in part, at any time, into Ordinary Shares at an initial conversion price of $3.50 per share, subject to customary anti-dilution adjustments and beneficial ownership limitations. In connection with this issuance, the Company and the investor amended the November 2025 Notes to add cross-default provisions and certain covenants consistent with the terms of the new notes, and include covenants that limit the Company’s ability to incur additional indebtedness or certain equity or equity-linked securities while the Notes are outstanding.

The fair valuation of the convertible notes as at March 31, 2026 is $5,673,813.

As of March 31, 2026, the fair value of the January 2026 Notes was estimated using appropriate valuation techniques with key assumptions as follows:

Risk free rate	4.31%
Volatility	142,66%
Annual Interest rate	14%
Conversion Price	$3.50

e) Loans from others

During the quarter ended June 30, 2023, the Company (through Roadzen (DE)) entered into a $7.5 million senior secured note purchase agreement with Mizuho Securities USA LLC as lender and administrative agent, which originally had a maturity date of June 30, 2024. In connection with this facility, on May 14, 2024, and as required under the terms of the agreement, the Company issued to the lender warrants to purchase 1,432,517 Ordinary Shares at an exercise price of $0.001 per share.

On July 26, 2024, the Company entered into Amendment No. 1 to the senior secured notes, providing for an additional $4.0 million in principal, bringing the total principal amount to $11.5 million, and extending the maturity date to December 31, 2024. The amended notes otherwise maintained all original terms, including a 15% per annum interest rate, without the requirement for any additional warrants.

On February 28, 2025, the Company entered into Amendment No. 2 to the senior secured notes, which (i) extended the maturity date of the $11.5 million in outstanding principal from December 31, 2024 to December 31, 2025, and (ii) provided for the joinder of Roadzen Inc. (the British Virgin Islands parent) as an additional guarantor under the facility. No additional principal was advanced under Amendment No. 2, and the aggregate outstanding principal was confirmed at $11.5 million. In connection with the amendment, the Company issued to the lender an amended and restated warrant to purchase an additional 104,566 Ordinary Shares at an exercise price of $0.001 per share, increasing the total warrant coverage to 1,537,083 Ordinary Shares at an exercise price of $0.001 per share; this amended and restated warrant amends, restates and supersedes in its entirety the original warrant for 1,432,517 Ordinary Shares issued on May 14, 2024. The Company also granted the lender registration rights with respect to the resale of the ordinary shares issuable upon exercise of the warrant. The interest rate and other principal terms of the notes were otherwise unchanged.

On June 26, 2026, subsequent to the reporting date, the Company entered into Amendment to the senior secured notes with Mizuho Securities USA LLC, which extended the maturity date of the $11.5 million in outstanding principal from December 31, 2025 to July 7, 2027. Following this amendment, the cover page of the note purchase agreement provides for up to $11,500,000 of senior secured notes due July 7, 2027. No additional principal was advanced under the new Amendment, and the interest rate and other principal terms of the notes were otherwise unchanged.

f) As of March 31, 2026, the aggregate maturities of long-term borrowings are as follows:

Period ending March 31, 2027	9,829,713
Period ending March 31, 2028	14,324,645
Period ending March 31, 2029	42,170
Period ending March 31, 2030	39,863
Period ending March 31, 2031	10,803
24,247,194

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

B Short-term borrowings

	As of March 31, 2026	As of March 31, 2025
Loans from banks (note a)	397,274	263,846
Loans from related parties	135,347	115,086
Loans from others (note b)	7,310,646	19,486,713
	7,843,267	19,865,645

a) Loans from banks and others

Particulars	Weighted average borrowing rate
Short-term borrowings from banks and others	65.83%

b) Loan from others

1. Promissory Note

As the accounting acquirer Roadzen (DE) has assumed promissory note amounting to $2.7 million at a discount of 10% which was obtained to finance transaction costs in connection with the Business Combination. The Promissory note is not convertible and interest of 20% per annum and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. During the quarter ended December 31, 2025, an aggregate amount of $250,000 of principal and $136,959 of accrued interest under the promissory note was settled through issuance of 309,567 Ordinary Shares of the Company. Following such settlement, the outstanding balance of the promissory note was reduced accordingly.

On February 28, 2026, the Company entered into an Agreement for Mutual Set-Off, Waiver, and Release of Obligations between Roadzen, Inc. (DE) and Roadzen Inc. (BVI). Pursuant to the agreement, obligations totaling $1,127,689 (including accrued interest) under the promissory note were discharged by way of mutual set-off against advance receivables of $645,000 previously funded by Roadzen (DE) to the original note purchaser through intermediaries, together with the related original issue discount of $64,500 and accrued compounded interest of $418,189. The outstanding balance of the promissory note (including interest) was reduced by $1,127,689. The net outstanding payable of the original note of $2.7 million as of March 31, 2026 is $1.7 million.

Additionally, Roadzen (DE) also assumed Convertible Promissory Note amounting to $1.03 million which was obtained to finance transaction costs in connection with a Business Combination. The Convertible Promissory Notes is a non interest-bearing instrument and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the holder’s discretion. The warrants would be identical to the private placement warrants described in note 17.

The Company has not honored repayment of these promissory notes on their due dates.

2. Senior Notes

During the quarter ended March 31, 2024 and June 30, 2024 the Company issued three $0.5 million notes totaling $1.5 million at an interest rate of 17.5% and maturing on the sixth month anniversary of each note’s funding, although failure to pay the principal and accrued interest by that date does not constitute an event of default, increasing two percentage points each month thereafter to a maximum of 29.5%. During the quarter ended December 31, 2025, the Company paid off one note in full, as well as the principal on a second note. Subsequent to the reporting date, the Company paid off the full accrued interest on the second note, thereby leaving one note outstanding with a principal balance of $0.6 million (inclusive of $0.1 million of accrued interest reset into the principal).

3. Junior Convertible Notes

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

4. Junior Business Loan

On November 12, 2025 Roadzen (DE) entered into a Junior Business Loan and Security Agreement with Agile Lending, LLC (“Agile”) for a principal amount of $3.0 million, refinancing and replacing the previous Junior Business Loan and Security Agreement entered into by National Automobile Club, Inc. (“NAC”) on August 7, 2025. The loan is secured by a continuing security interest in Roadzen (DE)’s assets, including its accounts, equipment, inventory, general intangibles, and deposit accounts, together with all proceeds thereof, as defined in the agreement. The loan carries an effective payment multiplier of 1.42, inclusive of all interest and fees, is repayable in weekly installments and matures 36 weeks from the effective date, on July 22, 2026.

On March 18, 2026, the Company entered into an additional Junior Business Loan and Security Agreement with Agile for a principal amount of $2,625,000. The loan is secured by a continuing security interest in substantially all of the assets of the borrowers, including accounts, equipment, inventory, general intangibles (including intellectual property), deposit accounts and the proceeds thereof, on a junior basis, as defined in the agreement. The loan carries an effective payment multiplier of 1.42, inclusive of all interest and fees, is repayable in weekly installments, and matures 36 weeks from the effective date, on November 24, 2026.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

14 Other long-term liabilities

	As of March 31, 2026	As of March 31, 2025

Retirement benefits	279,966	269,767
Accounts payable(i)	3,000,000	-
Deferred tax liability	1,023,553	41,687
Deferred revenue	257,727	255,197
	4,561,246	566,651

(i)	Account payable include SPAC payable of $3,000,000 and $0 as of March 31, 2026 and March 31, 2025, respectively. The Company entered into an extension agreement with one of the parties to the SPAC payable extending the amount payable to July 7, 2027. In the prior year, the payable was included within current liabilities, under accounts payable.

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

The following table sets forth the amounts recognized in the Company’s financial statements based on actuarial valuations carried out as of March 31 2026 and 2025:

Change in benefit obligation	As of March 31, 2026	As of March 31, 2025

Projected benefit obligation at the beginning of the year	295,231	264,527
Interest costs	19,137	18,610
Past service cost	16,771	-
Service costs	80,969	75,401
Actuarial (gain) loss	(43,282)	(40,582)
Benefits paid	(36,991)	(15,902)
Effect of exchange rate changes	(29,202)	(6,823)
Projected benefit obligation at the end of the year	302,633	295,231

Amounts recognized in the Consolidated Balance Sheets consist of
Current liabilities (recorded under accrued expenses and other current liabilities)	22,667	25,464
Non-current liabilities (recorded under other liabilities)	279,966	269,767
	302,633	295,231

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

Net defined benefit plan costs include the following components for:

	As of March 31, 2026	As of March 31, 2025
Interest costs	19,137	18,610
Service costs	80,969	75,401
Actuarial (gain) loss	(43,282)	(40,582)
Total	56,824	53,429)

The estimated net defined benefit plan cost over the next fiscal year is $22,661.

The principal assumptions used in determining gratuity for the Company’s plans are shown below:

	As of March 31, 2026	As of March 31, 2025
Discount rate	7.78% / 7.90%	7.04% / 6.99%
Rate of increase in compensation per annum	10% / 5.50%	10% / 5.50%
Retirement age (in years)	60	60

The Company evaluates these assumptions based on projections of the Company’s long-term growth and prevalent industry standards.

The expected benefit plan payments set forth below reflect expected future service:

Year ending March 31	Amounts
2027	22,661
2028	36,470
2029	44,520
2030	62,036
2031	62,987
2032-2036	497,537
726,211

The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of March 31, 2026

Defined contribution plans

The Indian Subsidiaries of The Company makes contributions to Employee provident fund and Employee state insurance, determined as a specified percentage of employee salaries, in respect of qualifying employees towards defined contribution schemes. During the years March 31, 2026 and March 31, 2025, the Company contributed $71,202 and $135,330 respectively to defined contribution plans in India.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

16 Ordinary shares

As of March 31, 2026, the Company was authorized to issue 220,000,000 shares of ordinary shares, $0.0001 par value.

The holders of ordinary shares are entitled to receive dividends as declared from time to time and are entitled to one vote per share at meetings of the Company. In the event of liquidation, the holders of ordinary shares are eligible to receive an equal share in the distribution of the surplus assets of the Company based on their percent of ownership.

As of March 31, 2026 and March 31, 2025, the Company’s ordinary shares outstanding were 79,695,672 and 74,290,986 respectively.

The following table summarizes the Company’s ordinary shares reserved for future issuance on an as-converted basis:

	As of March 31, 2026	As of March 31, 2025
Remaining shares available for future issuance under the Company’s equity incentive plan	16,376,407	9,714,986
Warrants	21,070,276	21,618,972

17 Warrants

In connection with Vahanna’s initial public offering in 2021, 10,004,994 Public Warrants and 9,152,087 warrants were issued. Both Public Warrants and Private Placement Warrants remained outstanding and became warrants to purchase Ordinary Shares in the Company upon the close of the Business Combination. During the quarter ended December 31, 2025 the Company registered the Private Placement Warrants and Ordinary Shares underlying them, thereby removing all restrictions on the Private Placement Warrants. As a result, the Company is no longer differentiating between the Public and Private Placement Warrants and only uses the term Public Warrants.

As of March 31, 2026, there were 19,157,081 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. Each whole warrant entitles the registered holder to purchase one Ordinary Share at a price of $11.50 per share. The Public Warrants, and Private Placement Warrants when they were initially issued, became exercisable as of October 20, 2023. The Public Warrants will expire five years from the Business Combination or earlier upon redemption or liquidation.

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

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Ordinary Shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the Public Warrants will not be adjusted for issuances of Ordinary Shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

As required by the terms of the March 2024 SPA, the Company issued the March 2024 SPA Warrants, including warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP, on June 20, 2024, warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat on each of June 20, 2024 and October 20, 2024.

On May 14, 2024, as required by the terms of the senior secured notes agreement entered with Mizuho in June 30, 2023, the Company issued to Mizuho a warrant to purchase 1,537,086 Ordinary Shares at an exercise price of $0.001 per share (the “Mizuho Warrants”).

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

As of March 31, 2026, there were 150,000 March 2024 SPA Warrants, 1,537,086 Mizuho Warrants and 115,000 Dec ThinkEquity Warrants and 111,115 Jan ThinkEquity Warrants outstanding.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

18 Revenue

The following table summarizes revenue by the Company’s service offerings:

	For the year ended	For the year ended
	March 31, 2026	March 31, 2025
Revenue from services
Commission and Distribution Income	27,746,336	23,447,282
Income from Insurance as a Service	27,275,456	20,848,816
	55,021,792	44,296,098

There were three customers that individually represented 13%, 10% and 8% of the Company’s revenue for the period ended March 31, 2026 and one customer that individually represents 8% of the Company’s accounts receivable balance as of March 31, 2026.

There were three customers that individually represented 14%, 13% and 10% of the Company’s revenue for the year ended March 31, 2025 and one customer that individually represented 23% of the Company’s accounts receivable balance as of March 31, 2025.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	As of March 31, 2026	As of March 31, 2025
Contract liabilities
Deferred revenue	921,050	1,149,019
Total contract liabilities	921,050	1,149,019
Contract assets
Unbilled revenue	6,626,705	6,201,942
Total contract assets	6,626,705	6,201,942

The Company records deferred revenues when cash payments are received or due in advance of Company’s performance. Deferred revenues primarily relate to commission and distribution income and insurance as a service. The amount of revenue recognized for the period ended March 31, 2026 that was included in the deferred revenue balance as of March 31, 2025 was $893,822. The amount of revenue recognized in the year ended March 31, 2025 that was included in the deferred revenue balance as of March 31, 2024 was $656,988.

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

The following table provides information about the geographical segregation of the revenue of the Company:

	For the year ended March 31, 2026	For the year ended March 31, 2025
India	32,024,797	23,424,135
United States of America	11,943,271	11,564,374
United kingdom	6,340,221	9,307,589
China	4,713,503	-
Total	55,021,792	44,296,098

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

19 Business combinations

a) Daokang (Beijing) Data Science Company Ltd.

Roadzen (DE) entered into a joint venture with WI Harper VIII LLP and Shangrao Langtai Daokang Information Technology Co. Ltd. in July 2017, whereby Roadzen (DE) invested $2,500,030 in exchange for a 34.5% equity stake in Daokang. As the Company could not previously obtain reliable, adequate financial information, Daokang was fully impaired as of March 31, 2025 and now reinstated as per the fair valuation along with the incremental investment of $1 million.

During the quarter ended September 30, 2025, and effective April 1, 2025, Roadzen (BVI) and the other shareholders and directors of Daokang agreed to reaffirms Roadzen’s board, governance and management control, including one additional tiebreaking vote in the event of a deadlock, and sole authority to designate Daokang’s Chief Executive Officer who reports directly to the chairman of the board representing Roadzen, Inc. As a result, the Company received the required financial information from Daokang, thereby enabling it to consolidate Daokang’s financial results in the Company’s consolidated financial statements retroactive to April 1, 2025. Daokang represents, and is expected to continue to represent, less than 10% of the Company’s consolidated revenue.

The acquisition has been accounted for as a business combination under ASC 805 using the acquisition method of accounting.

The fair value of purchase consideration as determined in the independent valuation report is as follows:

Fair value of previously held equity interest (34.5%) remeasured at acquisition date	1,225,893
Incremental investment to obtain control of Daokang	1,000,000
Fair value of total consideration	2,225,893

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Property, plant and equipment	19,351
Working capital	711,730
Identifiable intangible asset	3,173,217
Other liabilities	(327,622)
Total identifiable net assets	3,576,676
Capital contribution subsequent to acquisition date	1,000,000
Net assets considered for purchase price allocation	4,576,676
Gain on bargain purchase (i)	(165,496)
Fair value of non controlling interest holders	2,185,287
Total Purchase consideration	2,225,893

(i)	The gain on bargain purchase presented above is based on the acquisition-date exchange rate (April 1, 2025).

Following are details of the purchase price allocated to the intangible asset acquired:

	Amount	Weighted average life
Patent - Mobile vehicle insurance survey system	237,855	5 years
Patent - Mobile vehicle insurance smart dispatch system	237,855	5 years
Software - Video Inspection System	1,749,640	5 years
Software - Insurance Dispatching System	753,533	5 years
Intangible assets under development	194,334	5 years

b) EliteCover Insurance Solutions, Inc.

During the quarter ended December 31, 2025, Roadzen (DE) acquired 55% of the equity interest in EliteCover Insurance Solutions, Inc. (“ECI”) for a total contractual consideration of USD 2,500,000 pursuant to a Stock Purchase Agreement dated October 24, 2025. ECI is a California licensed insurance broker and managing general underwriter holding a Coverholder appointment from Lloyd’s of London. Management has determined that Roadzen obtained control over ECI effective November 30, 2025, being the date from which Roadzen obtained majority voting rights and the ability to direct the relevant activities of ECI. Accordingly, the financial results of ECI have been included in the Company’s consolidated financial statements from November 30, 2025. The acquisition has been accounted for as a business combination under ASC 805 using the acquisition method of accounting.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

The fair value of purchase consideration as determined in the independent valuation report is as follows:

Initial consideration	1,000,000
Fair value of contingent consideration (milestone based)	1,390,617
Fair value of total consideration	2,390,617

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Property, plant and equipment	16,580
Working capital	(470,060)
Identifiable intangible asset – Customer relationship	1,470,472
Other liabilities	(169,840)
Total identifiable net assets	847,152
Goodwill (Refer Note 20)	2,001,112
Fair value of non controlling interest holders	(457,647)
Total Purchase consideration	2,390,617

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired has been recorded as goodwill and is primarily attributable to the expected synergies from integration of ECI’s licensed insurance distribution infrastructure

Following are details of the purchase price allocated to the intangible asset acquired:

	Amount	Weighted average life
Acquired customer contracts	1,470,472	5 years

c) Houseneed Doorstep Services Private Limited (“VehicleCare”)

During the quarter ended December 31, 2025, Roadzen Technologies Private Limited (“RTPL”), a wholly owned subsidiary of the Company, acquired 100% of the equity interest in Houseneed Doorstep Services Private Limited, a company that operates its business under the brand “VehicleCare,” for a total consideration of $5,282,380 ($4,408,940 payable in shares of RTPL and $873,440 in cash).

VehicleCare operates a technology-led vehicle care platform that enables insurers to digitally manage the entire claims and repair journey from claim assessment and approval to repair execution and settlement leveraging artificial intelligence, standardized repair protocols, and a repair-over-replacement philosophy. Management has determined that the Company obtained control over VehicleCare effective January 1, 2026, being the date from which the Company obtained 100% equity ownership and the ability to direct the relevant activities of the company. Accordingly, the financial results of VehicleCare have been included in the Company’s consolidated financial statements from January 1, 2026. The acquisition has been accounted for as a business combination under ASC 805 using the acquisition method of accounting.

The fair value of purchase consideration as determined in the independent valuation report is as follows:

Cash consideration	895,665
Consideration via issuance of equity shares	4,520,579
Fair value of total consideration	5,416,244

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Property, plant and equipment	5,169
Working capital	(918,562)
Identifiable intangible asset	3,256,733
Other liabilities	(553,163)
Total identifiable net assets	1,790,177
Goodwill (Refer Note 20)	3,626,067
Total Purchase consideration	5,416,244

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired has been recorded as goodwill and is primarily attributable to the expected synergies from integration of VehicleCare’s technology platform and infrastructure into the Company’s broader insurtech ecosystem.

Following are details of the purchase price allocated to the intangible asset acquired:

	Amount	Weighted average life
Software – VehicleCare AI claims and repair management platform	3,256,733	5 years

20 Goodwill

A summary of the changes in carrying value of goodwill is as follows:

	As of March 31, 2026	As of March 31, 2025

Opening balance	2,061,553	2,061,553
Goodwill relating to acquisitions consummated	5,627,178	-
Goodwill on account of consolidation of stepdown subsidiary	244,319	-
Effect of exchange rate changes	(316,076)	-
Closing balance	7,616,973	2,061,553

21 Financial instruments

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

Financial instruments measured at fair value on a recurring basis

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2026:

	March 31, 2026
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial liabilities:
Derivative warrant liabilities	—	1,987,003	—	1,987,003
Convertible debentures	—	1,029,374	—	1,029,374
Convertible Promissory Notes	—	—	12,205,415	12,205,415-
	—	3,016,377	12,205,415	15,221,792

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

	March 31, 2026
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial assets:
Forward purchase agreement	—		6,800,000	6,800,000
	—		6,800,000	6,800,000

The Company uses a third-party valuation specialist to assist management in its determination of the fair value of its Level 2 classified derivative warrant liabilities and convertible promissory notes. The fair value of these financial instruments is based on the volatility of its ordinary share warrants, based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies Ordinary Shares that matches the expected remaining life of the warrants.

The Company uses a third party valuation specialist to assist management in its determination of the fair value of its Level 3 classified Convertible Notes and Forward Purchase Agreement. The instruments were fair valued using a Monte Carlo simulation model utilizing assumptions related to the contractual term of the instruments and current interest rates.

The following table presents a reconciliation of the Company’s Level 3 financial instruments measured and recorded at fair value on a recurring basis as of March 31, 2026 for Financial Asset: Forwards Purchase Agreement, and for Financial Liability: Convertible Promissory notes and Convertible Notes.

	Financial asset	Financial liability	Financial liability
	Forward purchase agreement	Convertible Notes	Convertible Promissory Notes

Initial measurement	46,190,195	11,111,110	1,029,374
Cash receipt	4,790,633	—	—
Change in fair value	(44,180,828)	1,094,305	—
Balance as of March 31, 2026	6,800,000	12,205,415	1,029,374

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

Foreign currency risk - The Company monitors its foreign currency exposures on a regular basis. The operations are primarily denominated in United States Dollars, Pounds Sterling, Indian Rupees, Chinese Renminbi and Euros. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates. Based on a sensitivity analysis we have performed as of March 31, 2026, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the United States Dollar would not have a material effect on our financial statements.

22 Investments

These balances include certain investments in mutual funds that are recorded at fair value. Any changes to the fair value are recorded in “Fair value gains/(losses) in financial instruments carried at fair value” due to the election of the fair value option of accounting for financial instruments.

23 Commitments and contingencies

A. Leases - Accounted as per ASC 842 for the Period Ended March 31, 2026

Operating leases

The Company leases office space under non-cancellable operating lease agreements, which expire on various dates through January 2033. Some property leases contain extension options exercisable by the Company. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease cost for the period ended March 31, 2026 are summarized below:

i) The following tables presents the various components of lease costs:

Particulars	For the Year ended March 31, 2026
Lease :
Operating lease cost	489,471
Short-term lease cost	240,015
Total lease cost	729,486

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

ii) The following table presents supplemental information relating to the cash flow and non cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating liabilities, and, as such, are excluded from the amounts below.

Particulars	For the Year ended March 31, 2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	357,314

iii) Balance sheet information related to leases are as follows:

Particulars	For the Year ended March 31, 2026
Operating Leases:
Operating Lease ROU Asset, net	1,374,147
Short term liabilities	325,255
Long term liabilities	699,817
Total operating lease liabilities	1,025,072

iv) Weighted Average

For the Year ended March 31, 2026

Remaining Lease term (in years)	4.42
Discount rate	14.80%

v) Maturities of lease liabilities were as follows:

Particulars	Lease Liabilities (USD)*
For Period Ended March 31, 2026
2027	471,894
2028	260,349
2029	220,472
2030	200,304
2031	86,301
Thereafter	39,513
Total Lease Payments	1,278,833
Less: Imputed Interest	(253,761)
Total	1,025,072

*	The lease liabilities are translated into U.S. Dollars using the closing rate for the period ended March 31, 2026

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

24 Net loss per share

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

The following table sets forth the computation of basic net loss per share attributable to ordinary shareholders and preferred stock holders:

	For the Year ended	For the Year ended
Particulars	March 31, 2026	March 31, 2025
Numerator:
Net loss	(22,516,222)	(72,870,432)
Net loss attributable to Roadzen Inc. ordinary shareholders	(22,516,222)	(72,870,432)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	77,454,509	69,867,792
Net loss per share attributable to Roadzen Inc. ordinary shareholders - basic and diluted	(0.29)	(1.04)

The Company’s potential dilutive securities, which include restricted stock units, convertible instruments and share warrants have been excluded from the computation of diluted net loss per share as the effect would be anti- dilutive. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share as of March 31, 2026 and March 31, 2025:

	For the Year ended	For the Year ended
Particulars	March 31, 2026	March 31, 2025
Share warrants	21,070,282	21,618,972
Restricted stock units	11,071,966	9,714,986
Convertible instruments	8,112,875	54,542
Total	40,255,123	31,388,500

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

25 Income taxes

The Company’s net loss before provision for income taxes for the year ended March 31, 2026 and March 31, 2025 were as follows:

Particulars	For the year ended March 31, 2026	For the year ended March 31, 2025
Domestic	(13,594,242)	(46,945,010)
Foreign	(9,402,708)	(26,132,274)
Total	(22,996,950)	(73,077,284)

The components of the provision for income taxes for the period ended March 31, 2026 and March 31, 2025 were as follows:

Particulars	For the year ended March 31, 2026	For the year ended March 31, 2025
Current:
Domestic	—	53,058
Foreign	34,515	-
	34,515	53,058

Deferred:
Domestic	—	—
Foreign	(14,303)	(67,031)
	(14,303)	(67,031)

Total provision for income taxes	20,212	(13,973)

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the year ended March 31, 2026 and March 31, 2025:

Particulars	For the year ended March 31, 2026	For the year ended March 31, 2025
Federal statutory income tax rate	21.00%	21.00%
Non deductible expenses	(0.09)%	(0.53)%
Valuation allowance	(24.34)%	(20.90)%
Foreign rate differential	3.34%	0.00%
Share warrants	0.00%	0.00%
Other	0.00%	0.45%
Total provision for income taxes	(0.09)%	0.02%

The components of the Company’s net deferred tax assets as of the year ended March 31, 2026 and year ended March 31, 2025 were as follows:

Particulars	As of March 31, 2026	As of March 31, 2025
Deferred tax assets:
Net operating loss carry forwards	42,531,831	41,091,266
Unabsorbed depreciation carry forwards	133,065	121,285
Retirement benefits	81,776	15,209
Depreciation and amortization	29,164	74,937
Others	(36,639)	(325,774)
Total deferred tax assets	42,739,197	40,976,923
Less: valuation allowance	(42,739,197)	(40,976,923)
Deferred tax assets, net of valuation allowance	—	-
Deferred tax liabilities:
Intangibles on account of business combination	(1,023,553)	(41,688)
Net deferred tax assets/ (liabilities)	(1,023,553)	(41,688)

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

Movement recognized in net deferred tax assets:

	As of March 31, 2025	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of March 31, 2026
Deferred tax assets:
Net operating loss carry forwards	41,091,266	1,440,565	—	42,531,831
Unabsorbed depreciation carry forwards	121,285	11,780	—	133,065
Retirement benefits	15,209	66,566	—	81,776
Depreciation and amortization	74,937	(45,773)	—	29,164
Others	(325,774)	289,135	—	(36,639)
Total deferred tax assets	40,976,923	1,762,274	—	42,739,197
Less: valuation allowance	(40,976,923)	(1,762,274)	—	(42,739,197)
Deferred tax assets, net of valuation allowance	-	—	—	—
Deferred tax liabilities:
Intangibles on account of business combination	(41,688)	72,422	(1,054,287)	(1,023,553)
Acquisitions	—	—	—	—
Deconsolidation	—	—	—	—

Currency translation	—	—	—	—
Net deferred tax assets/ (liabilities)	(41,688)	72,422	(1,054,287)	(1,023,553)

Particulars	As of March 31, 2024	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of March 31, 2025
Deferred tax assets:
Net operating loss carry forwards	25,515,511	15,575,755	—	41,091,266
Unabsorbed depreciation carry forwards	76,126	45,159	—	121,285
Retirement benefits	72,349	(57,140)	—	15,209
Depreciation and amortization	109,299	(34,362)	—	74,937
Others	244,136	(569,910)	—	(325,774)
Total deferred tax assets	26,017,421	14,959,502	—	40,976,923
Less: valuation allowance	(25,995,368)	(14,981,555)	—	(40,976,923)
Deferred tax assets, net of valuation allowance	22,053	(22,053)	-	-
Deferred tax liabilities:
Intangibles on account of business combination	(263,665)	221,977	—	(41,688)
Currency translation	—	(284,598)	284,598	—
Acquisitions	—	635,965	(635,965)	—
	(241,612)	551,291	(351,367)	(41,688)

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company’s judgement regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the intangible on account of business combination ability to recover deferred tax assets, the Company’s income tax provision would increase or decrease in the period in which the assessment is changed. The Company’s valuation allowance increased by $1,762,274 during the period ended March 31, 2026 and $14,981,556 during the year ended March 31, 2025.

The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest such earnings outside the U.S.

Net operating loss and credit carry forwards

As of March 31, 2026, the Company has U.S. federal net operating loss carry forwards of approximately $42,531,831 of which none are subject to limitation under Internal Revenue Code Section 382 (IRC Section 382). The federal net operating loss carry forwards that were generated prior to the 2018 tax year will begin to expire in 2030 if not utilized. For net operating loss carry forwards arising in tax years beginning after March 31, 2017, the tax act limits the Company’s ability to utilize carry forwards to 80% of taxable income, however, these operating losses may be carried forward indefinitely. The state (Delaware) net operating loss carry forwards will begin to expire in 2032 if not utilized. The Company has foreign tax credits which will expire at the end of 8 years from the end of the assessment year in which these tax credits were originated.

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

Unrecognized tax benefits

The Company has adopted authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company did not have any unrecognized tax benefits with a significant impact on its financial statements as of March 31, 2026 and March 31, 2025.

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

26 Segment reporting

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

27 Stock based compensation

The share-based compensation awards issued under the Company’s 2023 Omnibus Incentive Plan to the Company’s employees, officers, directors, are all equity-classified instruments Restricted stock units (“RSUs”) outstanding as of March 31, 2026 have service vesting conditions up to March 2027. Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and a graded vesting method for RSUs. The Company has elected to account for forfeitures of employee stock awards as they occur.

Share-based compensation is in the form of restricted stock units (RSUs). The fair value per RSU is calculated using the Black-Scholes option valuation model.

Option value and assumption

Fair value per share (as of grant date)	$10.83
Exercise price	$0.00
Assumptions:
Volatility	30.82%
Expected dividends	0.00%
Expected term (in years)	1.5
Risk free rate	5.24%

RSU vesting schedule for year ended	As of March 31, 2026
March 2027	9,765,148

Stock option activity	As of March 31, 2026
Opening unvested units (as of April 01, 2024)	9,722,920
Granted	379,923
Exercised	100,000
Cancelled	—
Vested but not exercised	237,695
Closing unvested units	9,765,148

Stock-based compensation expense related to RSUs granted to employees was $497,806 for the period ended March 31, 2026. As of March 31, 2026, the unrecognized compensation expense related to unvested RSUs was approximately $139,617 which is expected to be recognized over the remaining unvested period of these RSU’s.

Roadzen Inc.

Notes to the consolidated financial statements

(in US $, except share count)

On September 18, 2023, prior to the Business Combination, Roadzen DE granted 9,903,500 restricted stock units (“RSUs”) under the 2023 Omnibus Incentive Plan. These RSUs were initially scheduled to vest on the one-year anniversary of the grant date, September 17, 2024. Subsequently, the Board of Directors of Roadzen (BVI) approved an extension of the vesting period by one additional year to September 17, 2025. Thereafter, the vesting period for a majority of the RSUs granted was further extended by an additional year to September 17, 2026.

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

28 Subsequent events

The Company has evaluated subsequent events from April 1, 2026 through the date these consolidated financial statements were available to be issued and identified the following events requiring disclosure:

a) On May 22, 2026, the Company entered into a third amendment (the “Third Amendment”) addressing the November 2025 Notes and the January 2026 Notes. Among other things, the Third Amendment amends the November 2025 Notes to (i) change the dates on which the “Installment Amounts” otherwise due under the November 2025 Notes on April 21, 2026 and May 21, 2026 are due to July 20, 2026, (ii) add a provision that would adjust the “Conversion Price” of the November 2025 Note in the event of certain equity financings below the Conversion Price then in effect, equivalent to the provision in the January 2026 Notes and (iii) remove the provision that required the Company to use up to 25% of the net proceeds of “Subsequent Placements” to redeem all or a portion of the November 2025 Notes. The Third Amendment also (i) changes the date on which the “Installment Amount” otherwise due under the January 2026 Notes on May 20, 2026 is due to July 20, 2026, and (ii) extends the termination date of the Investor’s right to participate in certain financings by the Company to December 20, 2027. Also pursuant to the Third Amendment, the Company is required to use commercially reasonable efforts to obtain the approval, for purposes of Nasdaq Listing Rules, of its shareholders to issue a number of its Ordinary Shares upon conversion of the November 2025 Notes and the January 2026 Notes in excess of 20% of the total number of ordinary shares outstanding as of November 20, 2025.

b) On June 26, 2026, but effective March 1, 2026, Roadzen (DE) and Mizuho executed a definitive amendment further extending the maturity date of the facility to July 7, 2027. There were no changes to the terms of the Senior Secured Notes.

29 Approval of Financial Statements

The consolidated financial statements have been approved by the Board of Directors at its meeting held on June 28, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADZEN INC.

Date: June 28, 2026	By:	/s/ Rohan Malhotra
	Name:	Rohan Malhotra
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rohan Malhotra	Chief Executive Officer and Director	June 28, 2026
Rohan Malhotra	(Principal Executive Officer)

/s/ Jean-Noël Gallardo	Chief Financial Officer	June 28, 2026
Jean-Noël Gallardo	(Principal Financial and Accounting Officer)

/s/ Steven Carlson	Chairman and Director	June 28, 2026
Steven Carlson

/s/ Saurav Adhikari	Director	June 28, 2026
Saurav Adhikari

/s/ Supurna VedBrat	Director	June 28, 2026
Supurna VedBrat

/s/ Zoë Ashcroft	Director	June 28, 2026
Zoë Ashcroft

/s/ Diane B. Glossman	Director	June 28, 2026
Diane B. Glossman

105