Form 10-Q
period 2026-06-30
Roadzen Inc.
filed 2026-08-13
CIK 1868640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 85,165,063 Ordinary Shares, $0.0001 par value per share, issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

Throughout this section, references to “Roadzen,” “we,” “us,” and “our” refer to Roadzen Inc. and its consolidated subsidiaries as the context so requires.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, statements regarding our strategy, expansion plans, future operations, future operating results, planned capital raises and balance sheet restructuring, estimated revenues (including from new contracts and joint ventures), losses, projected costs, prospects, plans and objectives of management, pending litigation (including any expectations regarding the outcome thereof), as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” in our other Securities and Exchange Commission (“SEC”) filings. We urge you to consider these factors, risks and uncertainties carefully in evaluating the forward-looking statements contained in this Quarterly Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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

● the outcome of, and costs and expense associated with, any pending litigation; and

● the other factors set forth in “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” in this Quarterly Report and our other SEC filings.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Roadzen Inc.

Unaudited Condensed Consolidated Balance Sheets

(in US $, except share count)

	As of June 30,	As of March 31,
Particulars	2026	2026
Assets
Current assets:
Cash and cash equivalents	6,004,085	6,578,594
Accounts receivable, net	6,938,995	7,500,439
Inventories	188,628	116,555
Prepayments and other current assets	13,133,834	17,833,119
Investments	231,509	229,994
Total current assets	26,497,051	32,258,701
Non current assets
Restricted cash	217,062	222,026
Non marketable securities	—	-
Property and equipment, net	569,551	536,997
Goodwill	7,621,604	7,616,973
Operating lease right-of-use assets	2,027,950	1,374,147
Intangible assets, net	9,749,705	9,651,915
Other long-term assets	1,037,748	997,802
Total Non current assets	21,223,620	20,399,860
Total assets	47,720,671	52,658,561

Liabilities and shareholders’ Equity/(Deficit)
Current liabilities
Current portion of long-term borrowings	12,511,196	9,829,713
Short-term borrowings	6,782,103	7,843,267
Accounts payable and accrued expenses	29,105,363	30,245,947
Derivative warrant liabilities	2,422,645	1,987,003
Short-term operating lease liabilities	575,557	325,255
Other current liabilities	7,594,007	8,072,789
Total current liabilities	58,990,871	58,303,974
Non current liabilities
Long-term borrowings	13,706,433	15,612,108
Long-term operating lease liabilities	1,129,147	699,817
Other long-term liabilities	4,526,041	4,561,246
Total Non current liabilities	19,361,621	20,873,171
Total liabilities	78,352,492	79,177,145

Commitments and contingencies (refer note 21)

Shareholders’ Equity/(Deficit)
Ordinary Shares and additional paid in capital, $0.0001 par value per share, 220,000,000 shares authorized as of June 30, 2026 and March 31, 2026; 84,598,480 and 79,695,672 shares outstanding as of June 30, 2026 and March 31, 2026, respectively	117,760,582	112,128,293
Accumulated deficit	(255,974,533)	(246,224,660)
Accumulated other comprehensive income/(loss)	(1,195,734)	(1,299,868)
Other components of equity	105,611,372	105,747,998
Total shareholders’ deficit	(33,798,313)	(29,648,237)
Non-controlling interest	3,166,492	3,129,653
Total deficit	(30,631,821)	(26,518,584)
Total liabilities and Total Deficit	47,720,671	52,658,561

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Operations

(in US $, except share count)

	For the three months ended June 30,
Particulars	2026	2025
Revenue	16,194,324	10,865,545
Costs and expenses:
Cost of services	6,923,789	4,469,453
Research and development	419,115	81,534
Sales and marketing	7,206,127	6,132,010
General and administrative	2,458,724	2,577,897
Depreciation and amortization	729,516	125,000
Total costs and expenses	17,737,272	13,385,894
Loss from operations	(1,542,948)	(2,520,348)
Interest expense (net)	(2,854,699)	(941,319)
Fair value gains/(losses) in financial instruments carried at fair value	(7,210,865)	(511,538)
Other income (net)	1,837,757	(47,922)
Total other income/(expense)	(8,227,807)	(1,500,779)
(Loss)/Income before income tax expense	(9,770,755)	(4,021,128)
Less: income tax (benefit)/expense	(6,620)	79,979
Net (loss)/income before non-controlling interest	(9,764,135)	(4,101,107)
Net loss attributable to non-controlling interest, net of tax	30,240	(95,337)
Net Loss attributable to Ordinary shareholders	(9,794,375)	(4,005,770)
Net loss per share attributable to Ordinary shareholders
Basic and Diluted	(0.12)	(0.05)
Weighted-average number of shares used in computing net loss per share (Basic and Diluted)	82,718,614	74,290,986

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Cash Flow

(in US $, except share count)

	For the Period ended June 30,
Particulars	2026	2025

Cash flows from operating activities
Net loss per share attributable to Ordinary shareholders	(9,794,375)	(4,005,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	729,516	125,000
Stock based compensation	75,376	71,358
Deferred income taxes	(16,118)	(1,289)
Unrealized foreign exchange loss/(profit)	109,427	(9,456)
Expenses settled through issuance of equity shares	812,288	-
Fair value losses in financial instruments carried at fair value	7,210,865	511,538
Expected credit loss (net of reversal)	(1,540,122)	198,749
Balances written Off/(back)	(1,793,721)	-
Net loss attributable to non-controlling interest, net of tax	30,240	(95,337)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Inventories	(72,073)	103,415
Accounts receivables, net	159,750	(147,930)
Prepayments and other assets	(2,082,810)	(2,071,466)
Accounts payable and accrued expenses	245,637	2,323,205
Other liabilities	452,958	76,478
Net cash used in operating activities	(5,473,162)	(2,921,507)

Cash flows from investing activities
Purchase of property and equipment, intangible assets and goodwill	(464,491)	(274,056)
Consideration paid for business acquired in prior year	(925,000)	-
Investment in mutual funds and bonds	(1,515)	-
Proceeds from sale of mutual fund	—	73,116
Net cash used in investing activities	(1,391,006)	(200,940)

Cash flows from financing activities
Proceeds from issue of ordinary shares	7,460,000	1,386,959
Net proceeds/(payments) from short-term borrowings	(1,175,305)	49,990
Net cash generated from financing activities	6,284,695	1,436,949
Effect of exchange rate changes on cash and cash equivalents	—	(24,586)
Net (decrease)/increase in cash and cash equivalents (including restricted cash)	(579,473)	(1,710,084)
Cash and cash equivalents at the beginning of the period (including restricted cash)	6,800,620	5,053,654
Cash and cash equivalents at the end of the period (including restricted cash)	6,221,147	3,343,570
Reconciliation of cash and cash equivalents
Cash and cash equivalents	6,004,085	3,124,856
Restricted cash	217,062	218,714
Total cash and cash equivalents	6,221,147	3,343,570

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	1,821,711	1,001,397
Non-cash investing and financing activities
Consideration payable in connection with acquisitions	1,074,070	8,376,253
Interest accrued on borrowings	4,941,475	2,089,465

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in US $, except share count)

	For the three months ended June 30,
Particulars	2026	2025
Net (loss)/income	(9,794,375)	(4,005,770)
Net loss per share attributable to Roadzen Inc. common stockholders	(9,794,375)	(4,005,770)
Basic and diluted	(0.12)	(0.05)
Weighted-average number of shares outstanding used to compute net loss per share attributable to Roadzen Inc. common stockholders	82,718,614	74,290,986
Other comprehensive income, net of tax:
Changes in foreign currency translation reserve	109,426	(458,071)
Less: changes in foreign currency translation reserve attributable to non-controlling interest	5,293	2,994
Other comprehensive income (loss) attributable to Ordinary shareholders	104,134	(461,065)
Total comprehensive loss attributable to Ordinary shareholders	(9,690,241)	(4,466,835)

The accompanying notes are an integral part of these consolidated financial statements.

Roadzen, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ deficit

(in US $, except share count)

	Shareholders’ Equity/(Deficit)
	Ordinary shares and additional paid in capital		Accumulated	Shares to be	Debenture Redemption	Stock based compensation	Accumulated other comprehensive	Total shareholders
Particulars	Shares	Amount	deficit	issued (ii)	Reserve	Reserve	loss	deficit
Balance as of April 1, 2025	74,290,986	95,501,291	(223,826,442)	—	205,162	103,514,951	(468,859)	(25,073,897)
Issuance of Ordinary share during the period through PIPE	5,206,590	6,519,429	—	—	—	—	—	6,519,429
Transactions with non-controlling interest holders (i)	—	9,512,858	—	—	—	—	—	9,512,858
Net profit attributable to Ordinary shareholders	—	—	(22,516,222)	—	—	—	—	(22,516,222)
Ordinary shares issuable for stock compensation and settlement arrangements	198,096	594,715	—	2,022,083	—	(374,000)	—	2,242,798
Reclassification on redemption of debenture	—	—	118,004	—	(118,004)	—	—	—
Other comprehensive income	—	—	—	—	—	—	(831,009)	(831,009)
Movement attributable to stock based Compensation Reserve	—	—	—	—	—	497,806	—	497,806
Balance as of March 31, 2026	79,695,672	112,128,293	(246,224,660)	2,022,083	87,158	103,638,757	(1,299,868)	(29,648,237)
Balance as of April 1, 2026	79,695,672	112,128,293	(246,224,660)	2,022,083	87,158	103,638,757	(1,299,868)	(29,648,237)
Issuance of Ordinary share during the period through PIPE	5,233,333	8,264,789	—	—	—	—	—	8,272,289
Net profit attributable to Ordinary shareholders	—	—	(9,794,375)	-	—	—	—	(9,794,375)
Ordinary shares issuable for stock compensation and settlement arrangements	161,058	167,500	—	—	—	(167,500)	—	—
Reclassification on redemption of debenture	—	—	44,502	—	(44,502)	—	—	—
Other comprehensive income	—	—	—	—	—	—	104,134	104,134
Cancellation of ordinary shares during the period	(491,583)	(2,800,000)	—	—	—	—	—	(2,800,000)
Movement attributable to stock based Compensation Reserve	—	—	—	—	—	75,376	—	75,376
Balance as of March 31, 2026	84,598,480	117,760,582	(255,974,533)	2,022,083	42,656	103,546,633	(1,195,734)	(33,798,313)

(i)	Represents the premium arising on issue of shares by a subsidiary to non-controlling interest holders, being the excess of consideration received over the fair value of the net assets attributable to the shares so issued.

(ii)	Represents shares pending issuance to (a) directors of the Company in settlement of legacy compensation liabilities, and (b) an employee of one of the Company’s subsidiaries.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect the Parent Company’s accounts and operations and those of the Parent Company’s subsidiaries in which the Parent Company has a controlling financial interest. The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for the periods presented.

All intercompany balances and transactions have been eliminated upon consolidation. When the Parent Company does not have a controlling interest in an investee but exerts significant influence over the investee, the Parent Company applies the equity method of accounting.

b)	Liquidity and going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company has experienced operating losses in current and preceding periods. As of June 30, 2026 and 2025, the Company also had negative operating cash flows and negative working capital positions. These events, among others, raise substantial doubt over the Company’s ability to continue as a going concern for a reasonable period of time. The Company expects to have ongoing requirements for capital investment to implement its business plans to achieve revenue growth forecast, control operating costs, and meet cash flow requirements. The Company’s ability to continue as a going concern is dependent upon, among other things, the Company’s mitigation plan to (i) raise additional funds from existing or new credit facilities, (ii) receive funds by raising additional share capital and/or (iii) re-structure existing liabilities.

The Company has undertaken multiple initiatives to achieve these goals, including agreeing to convert certain liabilities into equity and working to restructure and convert other current liabilities into equity or long-term notes, including the recently executed amendment to extend its senior secured facility into long-term debt. The Company has also filed a shelf registration statement on Form S-3 with the SEC, under which it sold equity through a number of separate transactions, including most recently raising gross proceeds of $7,999,979 in May 2026, and is pursuing additional potential financing opportunities. The Company’s plans may change as a result of many factors currently unknown.

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

The Company accounts for leases in accordance with ASC 842, “Leases” (“ASC 842”). The Company elected the “package of practical expedients,” which permits us not to reassess under ASC 842 our prior conclusions about lease identification, lease classification and initial direct costs. The Company made a policy election not to separate non-lease components from lease components, therefore, the Company accounts for lease and non-lease components as a single lease component. The Company also elected the short-term lease recognition exemption for all leases that qualify.

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

t)	Public Warrants and Private Placement Warrants

In connection with Vahanna’s initial public offering in 2021, 10,004,994 public warrants were issued (the “Public Warrants”) and 9,152,087 warrants were issued in a private placement (the “Private Placement Warrants”). Both Public Warrants and Private Placement Warrants remained outstanding and became warrants to purchase Ordinary Shares in the Parent Company upon the close of the Business Combination. During the quarter ended December 31, 2025 the Company registered the Private Placement Warrants and Ordinary Shares underlying them, thereby removing all restrictions on the Private Placement Warrants. As a result, the Company is no longer differentiating between the Public and Private Placement Warrants and only uses the term Public Warrants.

The Public Warrants are not accounted for as liabilities.  The Public Warrants will not be adjusted for issuances of the Company’s ordinary shares, par value $0.0001 per share (“Ordinary Shares”) at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

See Note 15 for further information regarding the fair value of the Public Warrants.

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

x)	Revenue

Revenues consist primarily of revenue from:

-	insurance policy distribution in the form of commissions, brokerage, underwriting and other fees; and
-	insurance support services comprised of pre-inspection and risk assessment, roadside assistance, extended warranty, sale of parts and claim processing using the Company’s IaaS platform.

The Company recognizes revenue at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Revenues cannot be recognized until the performance obligation(s) are satisfied and control is transferred to the customer.

Income from distribution of insurance policies:

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

Subscription to software

Revenue is recognized on a straight-line basis over the contractual subscription period. For the Upfront fees or One time usage revenue is recognized at the point of sale.

DrivebuddyAI

Revenue is recognized to the extent it is probable that the future economic benefits will flow to the Company and revenue can be reliably measured. Revenue from operations is recognized in the statement of Profit and Loss on an accrual basis as state below:

-	Operating lease: income is recognized on a straight-line basis over the lease term; and
-	Device sale: income is recognized when the risks and rewards pertaining to the device sold are transferred and there is reasonable certainty as to the collection of the revenue.

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

Fleet damage protection and administration revenue

The Company enters into contracts with distributors for the provision of damage protection and administration programs to their customers. The Company’s performance obligation is to design and structure the program and place the related coverage, together with preparing supporting documentation. Revenue arising from program fees is recognized at a point in time at the inception of coverage.

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

i.	In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the income statement, in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement (such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization) as well as disclosures about selling expenses. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. In January 2025, the FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” to clarify the interim reporting effective date of ASU 2024-03. ASU 2024-03, as clarified by ASU 2025-01, is effective for the Company for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The new guidance will be applied prospectively with the option for retrospective application. The Company is currently evaluating the guidance and expects it to only impact disclosures with no impact to results of operations, cash flows, or financial condition.

ii.	In November 2024, the FASB issued ASU 2024-04, “Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for the Company for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

iii.	In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which amends certain aspects of the accounting for and disclosure of internal-use software costs. The new guidance removes references to software development project stages so that it is neutral to different software development methods, including iterative (agile) methods that entities may use to develop software. The new guidance requires an entity to capitalize software costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The new guidance is effective for the Company for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the guidance and its impact on results of operations, cash flows, or financial condition.

iv.	In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods and add a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for the Company for fiscal years beginning after December 15, 2027, including interim reporting periods within those fiscal years. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the guidance and its impact on results of operations, cash flows, or financial condition.

v.	In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public business entities, on an annual basis, to disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, all entities are required to disclose, on an annual basis, the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes, and by individual jurisdictions if the amount is equal to or greater than 5% of total income taxes paid, net of refunds received. ASU 2023-09 may be adopted on a prospective or retrospective basis. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2024. As an emerging growth company that has elected to use the extended transition period under the JOBS Act, the standard is effective for the Company for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the guidance and expects it to only impact disclosures with no impact to results of operations, cash flows, or financial condition.

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

3. Cash, cash equivalents and restricted cash

	As of June 30, 2026	As of March 31, 2026
Balances with banks
In current accounts	5,990,288	6,562,944

Cash in hand	13,797	15,650
	6,004,085	6,578,594

Restricted cash and cash equivalents (non - current)	217,062	222,026

4. Accounts receivables, net

	As of June 30, 2026	As of March 31, 2026
Accounts receivable	8,756,450	8,887,406
Less: allowance for credit losses	(1,817,455)	(1,386,967)
Accounts receivable, net	6,938,995	7,500,439

The following table provides details of the Company’s allowance for credit accounts:

Balance, beginning of period	1,386,967	591,326
Additions charged	401,694	844,835
Effect of exchange rate changes	28,794	(49,194)
Balance, end of period	1,817,455	1,386,967

5. Prepayments and other current assets

	As of June 30, 2026	As of March 31, 2026

Balance with statutory authorities (i)	3,116,326	2,587,264
Unbilled revenue (ii)	6,124,421	5,827,805
Advances given (iii)	1,957,364	1,635,623
Other receivables (iv)	1,076,813	47,835
Prepayments	578,031	673,595
Forward purchase agreement (v)	—	6,800,000
Deposits	280,879	260,997
	13,133,834	17,833,119

i)	Balance with statutory authorities represents withholding taxes and value added tax receivables from local tax authorities.

ii)	Unbilled revenue is net of allowances amounting to $2,661,392 and $1,809,347 as of June 30, 2026 and March 31, 2026, respectively.

iii)	Advances given include:

a)	$1,085,735 and $1,106,447 of advances to suppliers as of June 30, 2026 and March 31, 2026, respectively.

b)	$433,284 and $336,381 of advances to employees as of June 30, 2026 and March 31, 2026, respectively. Advances to employees include related party balances of $64,499 and $70,456 as of June 30, 2026 and March 31, 2026, respectively.

iv)	Other receivable includes $914,726.53 representing the updated carrying value of the FPA-related asset.

v)	Forward purchase agreement

On August 25, 2023, the Company entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Seller” or “Meteora”) (the “Forward Purchase Agreement” or “FPA”) for OTC Equity Prepaid Forward Transactions.

The FPA represented the recognition of the cash payments to the Seller of $42.11 million (including prepayment of $42.06 million and the reimbursable transaction cost of $0.05 million) and the FPA with regard to 3,204,407 shares (recycled shares) and 702,255 shares (FPA subscription shares). The fair value of the FPA was initially comprised of the Prepayment Amount (as defined in the FPA, $42.11 million), reduced by the economics of the downside provided to the Sellers ($35.31 million) and the estimated consideration payment at the Cash Settlement Payment Date (as defined in the FPA, $0.9 million).

During the quarter ended June 30, 2026, the Company recorded a non-cash write-down of approximately $5.9 million with respect to the FPA-related prepaid asset, reducing its carrying value from approximately $6.8 million to $914,726.53 as of June 30, 2026 and reclassifying it as Other Receivables.

A contractual dispute arose between the Company and the Seller regarding alleged breaches of the terms of the FPA. In April 2025, the Company initiated legal proceedings against the Seller, citing that despite negotiated safeguards, Meteora sold shares without honoring its payment obligations or providing the required notices under the FPA. The Seller subsequently filed a counterclaim, alleging breach of contract by the Company on the grounds of non-registration of FPA subscription shares. The dispute includes disagreement over the number of outstanding shares held by the Seller as reported by the Company versus those disclosed in the Seller’s filing of Schedule 13G/A with the Securities and Exchange Commission, and the termination date of the FPA. On July 9, 2026, the United States District Court dismissed the Company’s affirmative claims against the Seller, and the Company is prosecuting an appeal of that order to the United States Court of Appeals for the Second Circuit. In addition, the Company is a defendant in a related action pending in the Court of Chancery of the State of Delaware. These matters, and the Company’s assessment of the related loss contingency, are more fully described in Note 21, “Commitments and contingencies,” and in Part II, Item 1, “Legal Proceedings.”

6. Property and equipment, net

The components of property and equipment, net were as follows:

	As of June 30, 2026	As of March 31, 2026
Computers	579,959	483,108
Office equipment	328,234	348,867
Motor Vehicle and other equipment	649,348	646,843
Furniture & fixtures	86,703	86,492
Electrical equipment	70,402	30,230
Leasehold improvements	39,519	29,223
Total	1,754,165	1,624,763
Less: Accumulated depreciation	(1,184,614)	(1,087,766)
Property and equipment, net	569,551	536,997

For the quarter ended June 30, 2026, the Company did not capitalize any property and equipment. For the year ended March 31, 2026, the Company capitalized property and equipment totaling $324,519.

Depreciation expense on property and equipment amounted to $160,397 and $449,030 for the quarter ended June 30, 2026 and the fiscal year ended March 31, 2026, respectively, of which $14,532 and $45,763, respectively, are related to computers.

7. Intangible assets, net

	As of June 30, 2026	As of March 31, 2026
Software for internal use	17,340,801	17,117,154
Customer contracts	2,586,032	2,585,885
Intangible assets under development	2,073,329	1,613,679
Intellectual property	62,561	62,524
Agency relationship	1,446,338	1,445,471
Trademark	16,059	15,775
Total	23,525,120	22,840,488
Less: accumulated depreciation and amortization	(13,736,654)	(13,149,836)
Less: impairment loss	(38,761)	(38,737)
Intangible assets, net	9,749,705	9,651,915

For the year ended March 31, 2026, the Company had not derecognized any intangible assets.

The Company conducted a qualitative assessment of its intangible assets and concluded that it is more likely than not that the carrying amount of the acquired entities does not exceed their fair value. As such, no impairment was recorded.

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For the periods ended June 30:	Amount
2027	1,107,647
2028	1,107,647
2029 and thereafter	4,815,618

8. Other long-term assets

	As of June 30, 2026	As of March 31, 2026
Deposits	19,490	16,256
Unbilled revenue	799,380	798,900
Advances	216,005	179,775
Interest accrued	2,873	2,871
	1,037,748	997,802

9. Accounts payable and accrued expenses

	As of June 30, 2026	As of March 31, 2026
Accounts payable (1)	11,482,159	14,837,965
Accrued expenses (2)	12,546,842	10,168,147
Amounts due to employees (3)	667,473	961,395
Due to insurer (4)	4,408,889	4,278,440
	29,105,363	30,245,947

1)	Accounts Payable includes $1,888,756 and $1,147,560 related to cost of services as of June 30, 2026 and March 31, 2026, respectively; $7,800,026 and $10,127,066 related to operating expenses as of June 30, 2026 and March 31, 2026, respectively; and $1,793,377 and $3,587,098 related to SPAC payables as of June 30, 2026 and March 31, 2026, respectively.

2)	Accrued Expenses include $418,234 and $429,831 related to cost of services as of June 30, 2026 and March 31, 2026, respectively; $7,187,133 and $6,078,917 related to operating expenses as of June 30, 2026 and March 31, 2026, respectively; and $4,941,475 and $3,659,399 related to interest due but not paid as of June 30, 2026 and March 31, 2026, respectively.

3)	Amounts Due to Employees, comprised of salary and reimbursement payables, include related party balances of $67,932 and $93,849 as of June 30, 2026 and March 31, 2026, respectively.

4)	Sum due to insurer represents the net amount of premium due to insurers based on the respective contract with each insurer. The net amount due is equal to the gross written premium less the Company’s commission for policies that have reached their effective date. The sum due to insurer was $4,408,889 as of June 30, 2026, which represents funds from the insurer to meet working capital requirements/contingencies arising out of claim settlement.

10. Other current liabilities

Other current liabilities consist of the following:

	As of June 30, 2026	As of March 31, 2026
Statutory liabilities	1,833,150	1,565,548
Deferred revenue	693,155	663,323
Advances from customers	1,203,203	991,218
Retirement benefits	39,609	39,609
Contingent consideration (i)	2,632,722	2,631,976
Other payables (ii)	1,192,168	2,181,115
	7,594,007	8,072,789

i)	Contingent consideration includes:

a)	Fair value of the contingent consideration payable as a result of the EliteCover Insurance Solutions, Inc, acquisition, amounting to $1,390,617 as of June 30, 2026 and March 31, 2026; and
b)	Fair value of the contingent consideration payable as a result of the acquisition of Viaansh Insurance Brokers Private Limited, amounting to $1,242,105 as of June 30, 2026 and $1,241,349 March 31, 2026.

ii)	Other Payables include consideration payable related to the acquisition of EliteCover Insurance Solutions, Inc., and Houseneed Doorstep Services Private Limited totaling $200,000 and $874,070, respectively, as of June 30, 2026, compared to $1,000,000 and $873,440, respectively, as of March 31, 2026.

11. Derivative warrant liabilities

Fair valuation of warrants issued to lenders as a part of a senior secured note agreement entered into between Roadzen (DE) and Mizuho Securities USA LLC (“Mizuho”) on June 30, 2023 (“Issuance Date”) as administrative agent. Each warrant grants the holder the right to purchase one Ordinary Share of the Company at an exercise price of $0.001 with a cashless settlement option where the difference between the exercise price and the market price would be paid to the warrant holder in the form of Ordinary Shares. Since the Company has warrants traded under the symbol RDZNW, market price method was used to compute the fair market value on the reporting date. The warrants issued are recognized as derivative liabilities and were initially measured using the Black-Scholes model and are subsequently remeasured at each reporting period with changes recorded in consolidated statements of operation. On May 14, 2024, as required by the terms of the senior secured notes agreement, the Company issued to Mizuho a warrant to purchase 1,432,517 Ordinary Shares at an exercise price of $0.001 per share. The fair value of the warrants issued to Mizuho amounts to $2,244,145 as of June 30, 2026.

In connection with the Amendment No. 2 to the senior secured notes, on February 28, 2025, the Company issued to Mizuho an amended and restated warrant to purchase an additional 104,566 Ordinary Shares at an exercise price of $0.001 per share, increasing the total warrant coverage to 1,537,083 Ordinary Shares at an exercise price of $0.001 per share.

The assumptions used in calculating estimated fair value of the Mizuho warrants as of June 30, 2026 is as follows:

Closing price	$1.46
Risk Free rate	4.47%
Dividend Yield	0%
Volatility	144.63%
Expected Life of the option	2 years

Pursuant to the terms of a securities purchase agreement entered into on March 28, 2024 among the Company, Ms. Supurna VedBrat and Krishnan-Shah Family Partners, LP (the “March 2024 SPA”), the Company issued on April 22, 2024 warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP, warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat on June 20, 2024, and warrants to purchase an additional 50,000 Ordinary Shares to Ms. VedBrat on October 27, 2024 (such warrants collectively the “March 2024 SPA Warrants”). Each March 2024 SPA Warrant is exercisable at any time during the period commencing on March 28, 2025 (or earlier under certain circumstances described in the March 2024 SPA Warrants) (as applicable, the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of the Company, if earlier). The exercise price of the March 2024 SPA Warrants is equal to 80% of the lower of (i) the volume weighted average price (the “VWAP”) of the Ordinary Shares, as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding pursuant to the March 2024 SPA, (ii) the opening price of any public offering of straight equity securities of the Company occurring within six months after the issue date of the March 2024 SPA Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. Ms. VedBrat is a director of the Company. Ajay Shah and his wife, are trustees of the general partner of the Krishnan-Shah Family Partners, LP; Mr. Shah served as a director of the Company at the time the March 2024 SPA was entered into until his resignation in March 2026. The fair value of the warrants issued to Supurna VedBrat and Krishnan-Shah Family Partners, LP amounted to $178,500 as of June 30, 2026.

The assumptions used in calculating estimated fair value of the March 2024 SPA Warrants due as of June 30, 2026 is as follows:

Closing price	$1.46
Risk Free rate	4.47%
Volatility	144.63%
Expected Life of the option	3 years

12. Borrowings

A.	Long-term borrowings consist of the following:

	As of June 30, 2026	As of March 31, 2026
Loans from banks (note a)	158,235	166,924
Secured debentures (note b)	323,275	428,729
Convertible debenture (note c)	1,140,754	1,140,753
Convertible notes (note d)	13,095,363	12,205,415
Loans from others (note e)	11,500,000	11,500,000
Less: current portion of long-term borrowings	(12,511,194)	(9,829,713)
	13,706,433	15,612,108

a)	Loan from banks:

Particulars	Interest Rate	Maturity date	Amount outstanding
Long-term borrowings from banks	9.00%	1-May-29	12,012
Long-term borrowings from banks	8.85%	1-Oct-29	12,012
Long-term borrowings from banks	8.85%	5-Jan-30	10,038
Long-term borrowings from banks	8.85%	5-Jan-30	10,897
Long-term borrowings from banks	8.85%	5-May-30	29,012
Long-term borrowings from banks	8.75%	10-Aug-30	70,092
Long-term borrowings from banks	9.25%	10-Aug-30	14,171
			158,235

The above loans are vehicle loans and secured by way of hypothecation against the vehicle for which each loan is granted.

b)	Secured debentures:

Particulars	Interest Rate	Maturity date (as amended)	Amount outstanding
N1-N4 Debentures	15.00%	August 15, 2026	323,275

The Company has not honored the repayment of the above debentures as on the original maturity date, but has obtained an extension from the lender up to August 15, 2026. During the quarter ended June 30, 2026, the Company repaid a total of $105,454 towards its secured debentures. However, due to the absence of repayment information by debenture, management is unable to identify the specific series of debentures to which the repayments relate. Accordingly, the closing outstanding balance of $323,275 has been disclosed on an aggregate basis for all secured debenture series.

The debentures are secured by a subordinated lien on intellectual property, current assets and movable property and equipment of certain material foreign subsidiaries.

c)	Convertible debentures

During the quarter ended June 30, 2026, the Company had outstanding $1.10 million unsecured convertible debentures to different parties which had a maturity date of December 15, 2025. The instruments have an interest rate of 13% per annum.

Subsequent to June 30, 2026, one of the parties agreed to exchange its two debentures, with an aggregate principal amount of $0.6 million along with all accrued interest as of June 30, 2026, for $2.50 per Ordinary Share. As of June 30, 2026, the Company has not honored the repayment of the remaining unsecured convertible debenture, and no conversion option has been exercised.

Redemption/Conversion On Maturity

If any amount of principal or interest under the unsecured convertible debentures remain outstanding on the maturity date, the Company is required to repay the principal together with payment of accrued interest.

Optional Conversion

The unpaid principal amount of these debentures (together with all accrued but unpaid interest thereon) shall be convertible, in whole or in part, at the option of the holders at any time prior to the payment in full of the principal amount of these debentures, into such number of Ordinary Shares as is determined by dividing the principal amount of the Debenture so converted (together with all accrued but unpaid interest thereon) by the conversion price of $8.50, determined by the greater of (i) the volume-weighted average price of the Ordinary Shares for the thirty (30) trading day period immediately preceding December 15, 2024 and (ii) 85% of the conversion price then in effect, resulting in an optional conversion into 150,995 Ordinary Shares.

Mandatory Conversion by the Company

If at any time after the original issuance date, of the closing price of the Ordinary Shares for any 20 trading days within a consecutive 30 trading day-period exceeding 130% of the then-applicable conversion price, then the Company shall thereafter have the right, at any time upon written notice to the holder, to convert the unpaid principal amount of the debenture (together with all accrued but unpaid interest thereon) into such number of shares of fully paid and non-assessable Ordinary Shares as is determined by dividing the principal amount of the debenture (together with all accrued but unpaid interest thereon) by the conversion price.

Warrants Entitlement

The Company has agreed to issue the warrants to the debenture holders within 90 days of the closing of the securities purchase agreement. The warrants shall be equivalent to the 10% of the original principal balance of the notes. The exercise price of the warrants shall be eight dollars and fifty cents ($8.50) per share. The warrants shall expire five (5) years after issuance.

d)	Convertible notes

During the year ended March 31, 2026, the Company entered into a securities purchase agreement with an institutional investor pursuant to which it issued junior convertible notes with an aggregate principal amount of $5.56 million, for gross proceeds of $5.0 million, before fees and other expenses. The notes were issued on November 21, 2025 pursuant to a registered public offering (the “November 2025 Notes”).

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

The fair valuation of the November 2025 Notes as of June 30, 2026 was $7,092,463.

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

The fair valuation of the January 2026 Notes as of June 30, 2026 was $6,002,901.

As of June 30, 2026, the fair value of the November 2025 and January 2026 Notes was estimated using appropriate valuation techniques with key assumptions as follows:

Risk free rate	4.47%
Volatility	144.63%
Annual Interest rate	14%
Conversion Price	$2.25 & $3.50

e)	Loans from others

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

On February 28, 2025, the Company entered into Amendment No. 2 to the senior secured notes, which (i) extended the maturity date of the $11.5 million in outstanding principal from December 31, 2024 to December 31, 2025, and (ii) provided for the joinder of Roadzen (DE) as an additional guarantor under the facility. No additional principal was advanced under Amendment No. 2, and the aggregate outstanding principal was confirmed at $11.5 million. In connection with the amendment, the Company issued to the lender an amended and restated warrant to purchase an additional 104,566 Ordinary Shares at an exercise price of $0.001 per share, increasing the total warrant coverage to 1,537,083 Ordinary Shares at an exercise price of $0.001 per share; this amended and restated warrant amends, restates and supersedes in its entirety the original warrant for 1,432,517 Ordinary Shares issued on May 14, 2024. The Company also granted the lender registration rights with respect to the resale of the ordinary shares issuable upon exercise of the warrant. The interest rate and other principal terms of the notes were otherwise unchanged.

On June 26, 2026, the Company entered into Amendment to the senior secured notes with Mizuho Securities USA LLC, which extended the maturity date of the $11.5 million in outstanding principal from December 31, 2025 to July 7, 2027. No additional principal was advanced under the new Amendment, and the interest rate and other principal terms of the notes were otherwise unchanged.

f) As of June 30, 2026, the aggregate maturities of long-term borrowings are as follows:

Period ending June 30, 2027	12,511,194
Period ending June 30, 2028	11,539,437
Period ending June 30, 2029	42,808
Period ending June 30, 2030	36,113
Period ending June 30, 2031	3,782
24,133,334

B.	Short-term borrowings

	As of June 30, 2026	As of March 31, 2026
Loans from banks (note a)	287,211	397,274
Loans from related parties	122,920	135,347
Loans from others (note b)	6,371,972	7,310,646
	6,782,103	7,843,267

a)	Loans from banks and others

Particulars	Weighted average borrowing rate
Short-term borrowings from banks and others	64.6%

b)	Loans from others

1. Promissory Note

As the accounting acquirer Roadzen (DE) assumed a promissory note amounting to $2.7 million, issued at a discount of 10% which was obtained to finance transaction costs in connection with the Business Combination. The promissory note is not convertible, and accrues interest at the rate of 20% per annum and was due and payable upon the earlier of the date on which the Company consummates its Business Combination or the date of the liquidation of the Company. During the quarter ended December 31, 2025, an aggregate amount of $250,000 of principal and $136,959 of accrued interest under the promissory note was settled through issuance of 309,567 Ordinary Shares of the Company. Following such settlement, the outstanding balance of the promissory note was reduced accordingly.

On February 28, 2026, the Company entered into an Agreement for Mutual Set-Off, Waiver, and Release of Obligations between Roadzen, Inc. (DE) and the Parent. Pursuant to the agreement, obligations totaling $1,127,689 (including accrued interest) under the promissory note were discharged by way of mutual set-off against advance receivables of $645,000 previously funded by Roadzen (DE) to the original note purchaser through intermediaries, together with the related original issue discount of $64,500 and accrued compounded interest of $418,189. The outstanding balance of the promissory note (including interest) was reduced by $1,127,689. The net outstanding payable of the original note of $2.7 million as of June 30, 2026 is $1,742,834.

Additionally, Roadzen (DE) also assumed a convertible promissory note amounting to $1.03 million which was obtained to finance transaction costs in connection with the Business Combination. The convertible promissory note is a non interest-bearing instrument and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the holder’s discretion. The warrants would be identical to the Public Warrants described in note 15.

The Company has not honored repayment of these promissory notes on their due dates.

2. Senior Notes

During the quarter ended March 31, 2024 and June 30, 2024 the Company issued three $0.5 million notes totaling $1.5 million at an interest rate of 17.5% and maturing on the sixth month anniversary of each note’s funding, although failure to pay the principal and accrued interest by that date does not constitute an event of default, increasing two percentage points each month thereafter to a maximum of 29.5%. During the quarter ended December 31, 2025, the Company paid off one note in full, as well as the principal on a second note. During the quarter ended June 30, 2026, the Company paid off the full accrued interest on the second note, thereby leaving one note outstanding with a principal balance of $0.6 million (inclusive of $0.1 million of accrued interest reset into the principal).

3. Junior Business Loan

On November 12, 2025 Roadzen (DE) entered into a Junior Business Loan and Security Agreement with Agile Lending, LLC (“Agile”) for a principal amount of $3.0 million, refinancing and replacing the previous Junior Business Loan and Security Agreement entered into by National Automobile Club, Inc. (“NAC”) on August 7, 2025. The loan is secured by a continuing security interest in Roadzen (DE)’s assets, including its accounts, equipment, inventory, general intangibles, and deposit accounts, together with all proceeds thereof, as defined in the agreement. The loan carries an effective payment multiplier of 1.42, inclusive of all interest and fees, is repayable in weekly installments and matured 36 weeks from the effective date, on July 22, 2026. The loan has been fully repaid as of June 30, 2026

On March 18, 2026, the Company entered into an additional Junior Business Loan and Security Agreement with Agile for a principal amount of $2,625,000. The loan is secured by a continuing security interest in substantially all of the assets of the borrowers, including accounts, equipment, inventory, general intangibles (including intellectual property), deposit accounts and the proceeds thereof, on a junior basis, as defined in the agreement. The loan carries an effective payment multiplier of 1.42, inclusive of all interest and fees, is repayable in weekly installments, and matures 36 weeks from the effective date, on November 24, 2026.

On June 15, 2026, the Company entered into another Junior Business Loan and Security Agreement with Agile as lead lender and Agile Capital Funding, LLC as collateral agent, for a principal loan amount of $1,800,000. The loan was funded net of an administrative agent fee of $90,000 and repayment of $690,899.90 owed under a prior facility, resulting in net proceeds to the Company of $1,019,100.10. The loan is repayable in 40 equal weekly installments of $63,900, commencing June 23, 2026, with a maturity date 40 weeks from the effective date (March 23, 2027). The total repayment amount, including all interest and fees, is $2,556,000, reflecting a payment multiplier of 1.42x on the principal amount.

On June 18, 2026, the Company entered into a further Junior Business Loan and Security Agreement with Agile as lead lender and Agile Capital Funding, LLC as collateral agent, for a principal loan amount of $635,000. The loan was funded net of an administrative agent fee of $135,000, resulting in net proceeds to the Company of $500,000. The loan is repayable via a $600,000 payment due December 15, 2026, followed by three monthly installments of $41,300, with a maturity date 9 months from the effective date. The total repayment amount, including all interest and fees, is $723,900, reflecting a payment multiplier of 1.14x on the principal amount.

13. Other long-term liabilities

	As of June 30, 2026	As of March 31, 2026
Retirement benefits	248,789	279,966
Accounts payable (i)	3,000,000	3,000,000
Deferred tax liability	1,012,047	1,023,553
Deferred revenue	265,205	257,727
	4,526,041	4,561,246

(i)	Account payable include SPAC payable of $3,000,000 as of June 30, 2026 and March 31, 2026. The Company entered into an extension agreement, extending the amount payable to July 7, 2027. In the prior year, the payable was included within current liabilities, under accounts payable.

14. Ordinary Shares

As of June 30, 2026, the Company was authorized to issue 220,000,000 Ordinary Shares.

The holders of Ordinary Shares are entitled to receive dividends as declared from time to time and are entitled to one vote per share at meetings of the Company. In the event of liquidation, the holders of Ordinary Shares are eligible to receive an equal share in the distribution of the surplus assets of the Company based on their percent of ownership.

As of June 30, 2026 and March 31, 2026, the Company’s Ordinary Shares outstanding were 84,598,480 and 79,695,672, respectively.

The following table summarizes the Company’s Ordinary Shares reserved for future issuance on an as-converted basis:

	As of June 30, 2026	As of March 31, 2026
Remaining shares available for future issuance under the Company’s equity incentive plan	16,376,407	16,376,407
Warrants	21,070,276	21,070,276

15. Warrants

In connection with Vahanna’s initial public offering in 2021, 10,004,994 Public Warrants and 9,152,087 Private Placement Warrants were issued. Both Public Warrants and Private Placement Warrants remained outstanding and became warrants to purchase Ordinary Shares in the Company upon the close of the Business Combination. During the quarter ended December 31, 2025 the Company registered the Private Placement Warrants and Ordinary Shares underlying them, thereby removing all restrictions on the Private Placement Warrants. As a result, the Company is no longer differentiating between the Public and Private Placement Warrants and only uses the term Public Warrants.

As of June 30, 2026, there were 19,157,081 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. Each whole warrant entitles the registered holder to purchase one Ordinary Share at a price of $11.50 per share. The Public Warrants became exercisable as of October 20, 2023. The warrants expire five years from the Business Combination or earlier upon redemption or liquidation.

The Company may redeem the outstanding Public Warrants:

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

As required by the terms of the March 2024 SPA, the Company issued the March 2024 SPA Warrants, including warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP, on June 20, 2024, and warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat on each of June 20, 2024 and October 20, 2024.

On May 14, 2024, as required by the terms of the senior secured notes agreement entered with Mizuho in June 30, 2023, the Company has issued to Mizuho a warrant to purchase 1,537,086 Ordinary Shares at an exercise price of $0.001 per share (the “Mizuho Warrants”).

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

As of June 30, 2026, there were 150,000 March 2024 SPA Warrants, 1,537,086 Mizuho Warrants, 115,000 Dec ThinkEquity Warrants and 111,115 Jan ThinkEquity Warrants outstanding.

16. Revenue

The following table summarizes revenue by the Company’s service offerings:

	For the period ended June 30, 2026	For the period ended June 30, 2025
Revenue from services
Commission and Distribution Income	7,345,145	5,728,215
Income from Insurance as a Service*	8,849,179	5,137,330
	16,194,324	10,865,545

*	Revenue from Income from Insurance as a Service includes revenue from Trading of Spare Parts.

There were three customers that individually represented 11%, 8% and 8% of the Company’s revenue for the period ended June 30, 2026 and one customer individually represented 14% of the Company’s accounts receivable balance as of June 30, 2026.

There were three customers that individually represented 13%, 10% and 8% of the Company’s revenue for the period ended March 31, 2026 and one customer individually represented 8% of the Company’s accounts receivable balance as of March 31, 2026.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	As of June 30, 2026	As of March 31, 2026
Contract liabilities
Deferred revenue	958,360	921,050
Total contract liabilities	958,360	921,050
Contract assets
Unbilled revenue	6,923,801	6,626,705
Total contract assets	6,923,801	6,626,705

The Company records deferred revenues when cash payments are received or due in advance of Company’s performance. Deferred revenues primarily relate to commission and distribution income and insurance as a service. The amount of revenue recognized for the period ended June 30, 2026 that was included in the deferred revenue balance as of March 31, 2026 was $7,360,608.

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

The following table provides information about the geographical segregation of the revenue of the Company:

	For the period ended June 30, 2026	For the period ended June 30, 2025
India	9,951,576	6,423,695
United States of America	4,335,622	2,916,061
United Kingdom	1,237,153	1,525,789
China	669,973	-
Total	16,194,324	10,865,545

17 Business combinations

a) Daokang (Beijing) Data Science Company Ltd.

Roadzen (DE) entered into a joint venture with WI Harper VIII LLP and Shangrao Langtai Daokang Information Technology Co. Ltd. (“Daokang”) in July 2017, whereby Roadzen (DE) invested $2,500,030 in exchange for a 34.5% equity stake in Daokang. As the Company could not previously obtain reliable, adequate financial information, Daokang was fully impaired as of March 31, 2025 and now reinstated its fair valuation after an additional investment of $1 million into Daokang by the Company.

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

The acquisition has been accounted for as a business combination under ASC 805 using the acquisition method of accounting.

The fair value of purchase consideration as determined in the independent valuation report is as follows:

Fair value of previously held equity interest (34.5%) remeasured at acquisition date	1,225,893
Incremental investment to obtain control of Daokang	1,000,000
Fair value of total consideration	2,225,893

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Property, plant and equipment	19,351
Working capital	711,730
Identifiable intangible asset	3,173,217
Other liabilities	(327,622)
Total identifiable net assets	3,576,676
Capital contribution subsequent to acquisition date	1,000,000
Net assets considered for purchase price allocation	4,576,676
Gain on bargain purchase	(165,946)
Fair value of non controlling interest holders	2,185,287
Total Purchase consideration	2,225,893

Following are details of the purchase price allocated to the intangible asset acquired:

	Amount	Weighted average life
Patent - Mobile vehicle insurance survey system	237,855	5 years
Patent - Mobile vehicle insurance smart dispatch system	237,855	5 years
Software - Video Inspection System	1,749,640	5 years
Software - Insurance Dispatching System	753,533	5 years
Intangible assets under development	194,334	5 years

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

The fair value of purchase consideration as determined in the independent valuation report is as follows:

Initial consideration	1,000,000
Fair value of contingent consideration (milestone based)	1,390,617
Fair value of total consideration	2,390,617

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Property, plant and equipment	16,580
Working capital	(470,060)
Identifiable intangible asset – Customer relationship	1,470,472
Other liabilities	(169,840)
Total identifiable net assets	847,152
Goodwill (Refer Note 18)	2,001,112
Fair value of non controlling interest holders	(457,647)
Total Purchase consideration	2,390,617

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

c) Houseneed Doorstep Services Private Limited (“VehicleCare”)

During the quarter ended December 31, 2025, Roadzen Technologies Limited (“RTL”), a wholly owned subsidiary of the Company, acquired 100% of the equity interest in Houseneed Doorstep Services Private Limited, a company that operates its business under the brand “VehicleCare,” for total consideration of $5,282,380 ($4,408,940 payable in shares of RTL and $873,440 in cash).

VehicleCare operates a technology-led vehicle care platform that enables insurers to digitally manage the entire claims and repair journey from claim assessment and approval to repair execution and settlement leveraging artificial intelligence, standardized repair protocols, and a repair-over-replacement philosophy. Management has determined that the Company obtained control over VehicleCare effective January 1, 2026, the date the Company obtained 100% equity ownership and the ability to direct the relevant activities of the company. Accordingly, the financial results of VehicleCare have been included in the Company’s consolidated financial statements from January 1, 2026. The acquisition has been accounted for as a business combination under ASC 805 using the acquisition method of accounting.

The fair value of purchase consideration as determined in the independent valuation report is as follows:

Cash consideration	895,665
Consideration via issuance of equity shares	4,520,579
Fair value of total consideration	5,416,244

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Property, plant and equipment	5,169
Working capital	(918,562)
Identifiable intangible asset	3,256,733
Other liabilities	(553,162)
Total identifiable net assets	1,790,177
Goodwill (Refer Note 18)	3,626,066
Total Purchase consideration	5,416,244

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired has been recorded as goodwill and is primarily attributable to the expected synergies from integration of VehicleCare’s technology platform and infrastructure into the Company’s broader insurtech ecosystem.

Following are details of the purchase price allocated to the intangible asset acquired:

	Amount	Weighted average life
Software – VehicleCare AI claims and repair management platform	3,256,733	5 years

18. Goodwill

A summary of the changes in carrying value of goodwill is as follows:

	As of June 30, 2026	As of March 31, 2026
Opening balance	7,616,973	2,061,553
Goodwill relating to acquisitions consummated	—	5,627,178
Goodwill on account of consolidation of stepdown subsidiary	—	244,319
Effect of exchange rate changes	4,631	(316,076)
Closing balance	7,621,604	7,616,973

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

Financial instruments measured at fair value on a recurring basis

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2026:

	As of June 30, 2026
	Fair Value Measured using
Particulars	Level 1	Level 2	Level 3	Total
Financial liabilities:
Derivative warrant liabilities	—	2,422,645	—	2,422,645
Convertible Promissory Notes	—	1,029,374	—	1,029,374
Convertible Notes	—	—	13,095,363	13,095,363
	—	3,452,019	13,095,363	16,547,382

The Company uses a third-party valuation specialist to assist management in its determination of the fair value of its Level 2 classified derivative warrant liabilities and convertible promissory notes. The fair value of these financial instruments is based on the volatility of its warrants, based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies Ordinary Shares that matches the expected remaining life of the warrants.

The Company uses a third party valuation specialist to assist management in its determination of the fair value of its Level 3 classified Convertible Notes and Forward Purchase Agreement. The instruments were fair valued using a Monte Carlo simulation model utilizing assumptions related to the contractual term of the instruments and current interest rates.

The following table presents a reconciliation of the Company’s Level 3 financial instruments measured and recorded at fair value on a recurring basis as of June 30, 2026 for Financial Asset: Forwards Purchase Agreement, and for Financial Liability: Convertible Promissory notes and Convertible Notes.

	Financial liability Convertible Notes	Financial liability Convertible Promissory Notes

Initial measurement	11,111,110	1,029,374
Cash receipt	—	—
Change in fair value	1,984,253	—
Balance as of June 30, 2026	13,095,363	1,029,374

Assets measured at Fair Value on a non-recurring basis

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.

Non-Marketable Equity Securities

The Company measures its non-marketable equity securities that do not have readily determinable fair values under the measurement alternative at cost less impairment, adjusted by price changes from observable transactions recorded within “Other income/(expense) net” in the consolidated statements of operations. The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values.

Management of risks

Interest rate risk - Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate due to change to market interest rates. The Company is exposed to interest rate risk for its long-term debts where the interest rates are variable according to market conditions.

Foreign currency risk - The Company monitors its foreign currency exposures on a regular basis. The operations are primarily denominated in United States Dollars, Pounds Sterling, Indian Rupees, Chinese Renminbi and Euros. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates. Based on a sensitivity analysis we have performed as of June 30, 2026, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the United States Dollar would not have a material effect on our financial statements.

20. Investments

These balances include certain investments in mutual funds that are recorded at fair value. Any changes to the fair value are recorded in “Fair value gains/(losses) in financial instruments carried at fair value” due to the election of the fair value option of accounting for financial instruments.

21. Commitments and contingencies

A. Leases - Accounted as per ASC 842 for the Period Ended June 30, 2026

Operating leases

The Company leases office space under non-cancellable operating lease agreements, which expire on various dates through April 2031. Some property leases contain extension options exercisable by the Company. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease cost for the period ended June 30, 2026 are summarized below.

i)	The following tables presents the various components of lease costs:

Particulars	For the period ended June 30, 2026
Lease :
Operating lease cost	223,087
Short-term lease cost	575,557
Total lease cost	798,644

ii)	The following table presents supplemental information relating to the cash flow and non-cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating liabilities, and, as such, are excluded from the amounts below.

Particulars	For the period ended June 30, 2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	75,965

iii)	Balance sheet information related to leases is as follows:

Particulars	For the period ended June 30, 2026
Operating Leases:
Operating Lease ROU Asset, net	2,027,950
Short term liabilities	575,557
Long term liabilities	1,129,147
Total operating lease liabilities	1,704,704

iv)	Weighted Average

For the period ended June 30, 2026
Remaining Lease term (in years)	7.15
Discount rate	15.74%

v)	Maturities of lease liabilities were as follows:

Particulars	Lease Liabilities (USD)*
For Period Ended June 30
2027	606,210
2028	423,236
2029	439,314
2030	283,962
2031	199,332
Thereafter	506,166
Total Lease Payments	2,458,220
Less: Imputed Interest	(753,516)
Total	1,704,704

*	The lease liabilities are translated into U.S. Dollars using the closing rate for the period ended June 30, 2026

C.	Litigation and loss contingencies

Contingent Liability — Meteora Litigation

As more fully described in Part II, Item 1, “Legal Proceedings,” the Company is a defendant in an action pending in the Court of Chancery of the State of Delaware (the “Chancery Court”), in which Meteora has asserted claims for breach of contract based on the Company’s registration obligations under the subscription agreement, dated August 25, 2023, between the Company and Meteora (the “Subscription Agreement”) and has sought specific performance and damages, in addition to the declaratory relief related to its obligations under the Forward Purchase Agreement, further described in Part II, Item 1. In addition, as described in Part II, Item 1, the Company is prosecuting an appeal to the United States Court of Appeals for the Second Circuit of the July 9, 2026 order of the United States Court for the Southern District of New York (“USDC NY”) dismissing the Company’s affirmative claims against Meteora, and an adverse determination of that appeal could result in an award against the Company of legal fees, costs or other litigation-related expenses payable to Meteora. Based on the advice of counsel, the Company expects that any monetary amount ultimately payable by the Company to Meteora as a result of the Chancery Court action, an adverse determination of the Second Circuit appeal, or otherwise arising out of the FPA or the Subscription Agreement, including any award of legal fees, costs or other litigation-related expenses in favor of Meteora in either proceeding, would be netted against the $914,726.53 receivable as described in Note 5, which reflects a non-cash write-down recorded during the quarter of approximately $5.9 million from a pre-write-down carrying value of approximately $6.8 million. Based on currently available information, including the July 9, 2026 order of the USDC NY, the current procedural posture of the Chancery Court action, and consultation with counsel, the Company believes that the likelihood of a loss in either the Chancery Court action or the Second Circuit appeal in excess of the $914,726.53 carrying value of the FPA-related receivable is remote at this time. Accordingly, no liability has been accrued in the accompanying condensed consolidated balance sheets in respect of either proceeding, and the Company is unable at this time to predict the timing or ultimate outcome of the Chancery Court action or of the Second Circuit appeal.

From time to time, the Company may be subject to other legal proceedings, claims, investigations, and government inquiries (collectively, “Legal Proceedings”) in the ordinary course of business. It may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. Other than the Meteora litigation described above, which is not an ordinary-course matter and the ultimate outcome of which cannot presently be determined, there are no currently pending Legal Proceedings that the Company believes will have a material adverse impact on the business or the condensed consolidated financial statements.

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

The following table sets forth the computation of basic net loss per share attributable to ordinary shareholders and preferred stock holders:

Particulars	For the Period ended June 30, 2026	For the period ended June 30, 2025
Numerator:
Net loss	(9,794,375)	(4,005,770)
Less: dividend attributable to preferred stockholders for the current year	-	-
Net loss attributable to Roadzen Inc. ordinary shareholders	(9,794,375)	(4,005,770)

Denominator (for basic and diluted EPS):
Weighted-average shares used in computing net loss per share attributable to Roadzen Inc. ordinary shareholders	82,718,614	74,290,986
Net loss per share attributable to Roadzen Inc. ordinary shareholders	(0.12)	(0.05)

The Company’s potential dilutive securities, which include restricted stock units, convertible instruments and share warrants have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential Ordinary Shares from the computation of diluted net loss per share as of June 30, 2026 and June 30, 2025:

Particulars	For the Period ended June 30, 2026	For the period ended June 30, 2025
Share warrants	21,070,282	21,618,972
Restricted stock units	11,071,966	9,714,986
Convertible instruments	8,112,875	54,542
Total	40,255,123	31,388,500

23. Income taxes

The Company’s net loss before provision for income taxes for the period ended June 30, 2026 and June 30, 2025 were as follows:

Particulars	For the Period ended June 30, 2026	For the period ended June 30, 2025
Domestic	(7,847,833)	(2,049,030)
Foreign	(1,922,922)	(1,972,098)
Total	(9,770,755)	(4,021,128)

The components of the provision for income taxes for the period ended June 30, 2026 and June 30, 2025 were as follows:

Particulars	For the Period ended June 30, 2026	For the period ended June 30, 2025
Current:
Domestic	-	34,949
Foreign	9,498	-
	9,498	34,949
Deferred:
Domestic	-	—
Foreign	(16,118)	45,030
	(16,118)	45,030

Total provision for income taxes	(6,620)	79,979

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the period ended June 30, 2026 and June 30, 2025:

Particulars	For the Period ended June 30, 2026	For the period ended June 30, 2025
Federal statutory income tax rate	21.00%	21.00%
Non deductible expenses	0.00%	(0.54)%
Valuation allowance	(22.35)%	(20.90)%
Foreign rate differential	0.84%	0.00%
Share warrants	0.00%	0.00%
Other	0.00%	0.42%
Total provision for income taxes	(0.51)%	(0.02)%

The components of the Company’s net deferred tax assets as of the period ended June 30, 2026 and year ended March 31, 2026 were as follows:

Particulars	As of June 30, 2026	As of March 31, 2026
Deferred tax assets:
Net operating loss carry forwards	44,695,852	42,531,831
Unabsorbed depreciation carry forwards	162,229	133,065
Retirement benefits	73,126	81,776
Depreciation and amortization	9,573	29,164
Others	(42,532)	(36,639)
Total deferred tax assets	44,898,248	42,739,197
Less: valuation allowance	(44,898,248)	(42,739,197)
Deferred tax assets, net of valuation allowance	-	-
Deferred tax liabilities:
Intangibles on account of business combination	(1,012,047)	(1,023,553)
Net deferred tax assets/ (liabilities)	(1,012,047)	(1,023,553)

Movement recognized in net deferred tax assets:

	As of March 31, 2026	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of June 30, 2026
Deferred tax assets:
Net operating loss carry forwards	42,531,831	2,164,021	-	44,695,852
Unabsorbed depreciation carry forwards	133,065	29,164	-	162,229
Retirement benefits	81,776	(8,650)	-	73,126
Depreciation and amortization	29,164	(19,591)	-	9,573
Fair value changes on convertible notes	-	-	-	-
Others	(36,639)	(5,893)	-	(42,532)
Total deferred tax assets	42,739,197	2,159,052		44,898,248
Less: valuation allowance	(42,739,197)	(2,159,052)	-	(44,898,248)
Deferred tax assets, net of valuation allowance	-	-	-	-
Deferred tax liabilities:
Intangibles on account of business combination	(1,023,553)	11,506	-	(1,012,047)
Acquisitions	-	-	-	-
Deconsolidation	-	-	-	-
Currency translation	-	-	-	-
Net deferred tax assets/ (liabilities)	(1,023,553)	11,506	-	(1,012,047)

	As of March 31, 2025	Recognized/ reversed through statements of operations	Impact of currency translation and acquisitions	As of March 31, 2026
Deferred tax assets:
Net operating loss carry forwards	41,091,266	1,440,565	—	42,531,831
Unabsorbed depreciation carry forwards	121,285	11,780	—	133,065
Retirement benefits	15,209	66,566	—	81,776
Depreciation and amortization	74,937	(45,773)	—	29,164
Others	(325,774)	289,135	—	(36,639)
Total deferred tax assets	40,976,923	1,762,274	—	42,739,197
Less: valuation allowance	(40,976,923)	(1,762,274)	—	(42,739,197)
Deferred tax assets, net of valuation allowance	-	—	—	—
Deferred tax liabilities:
Intangibles on account of business combination	(41,688)	72,422	(1,054,287)	(1,023,553)
Acquisitions	—	—	—	—
Deconsolidation	—	—	—	—

Currency translation	—	—	—	—
Net deferred tax assets/ (liabilities)	(41,688)	72,422	(1,054,287)	(1,023,553)

The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company’s judgement regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company’s income tax provision would increase or decrease in the period in which the assessment is changed. The Company’s valuation allowance decreased by $2,159,052 during the period ended June 30, 2026 and increased by $1,762,274 during the year ended March 31, 2026.

The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest such earnings outside the U.S.

Net operating loss and credit carry forwards

As of June 30, 2026, the Company has U.S. federal net operating loss carry forwards of approximately $44,695,852 of which none are subject to limitation under Internal Revenue Code Section 382 (IRC Section 382). The federal net operating loss carry forwards that were generated prior to the 2018 tax year will begin to expire in 2030 if not utilized. For net operating loss carry forwards arising in tax years beginning after March 31, 2017, the tax act limits the Company’s ability to utilize carry forwards to 80% of taxable income, however, these operating losses may be carried forward indefinitely. The state (Delaware) net operating loss carry forwards will begin to expire in 2032 if not utilized. The Company has foreign tax credits which will expire at the end of 8 years from the end of the assessment year in which these tax credits were originated.

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

Unrecognized tax benefits

The Company has adopted authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company did not have any unrecognized tax benefits with a significant impact on its financial statements as of June 30, 2026 and March 31, 2026.

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

25. Stock based compensation

The share-based compensation awards issued under the Company’s 2023 Omnibus Incentive Plan to the Company’s employees, officers, directors, are all equity-classified instruments. Restricted stock units (“RSUs”) outstanding as of June 30, 2026 have service vesting conditions up to March 2027. Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and a graded vesting method for RSUs. The Company has elected to account for forfeitures of employee stock awards as they occur.

Share-based compensation is in the form of RSUs. The fair value per RSU is calculated using the Black-Scholes option valuation model.

Option value and assumption

Fair value per share (as of grant date)	$10.83
Exercise price	$0
Assumptions:
Volatility	30.82%
Expected dividends	0.00%
Expected term (in years)	1.5
Risk free rate	5.24%

RSU vesting schedule for year ended	As of June 30, 2026
March 2027	9,740,148

Stock option activity	As of June 30, 2026
Opening unvested units (as of April 1, 2026)	9,765,148
Granted	—
Exercised	-
Cancelled	—
Vested but not exercised	25,000
Closing unvested units	9,740,148

Stock-based compensation expense related to RSUs granted to employees was $75,370 for the period ended June 30, 2026. As of June 30, 2026, the unrecognized compensation expense related to unvested RSUs was approximately $64,247 which is expected to be recognized over the remaining unvested period of RSUs.

On September 18, 2023, prior to the Business Combination, Roadzen (DE) granted 9,903,500 RSUs under the 2023 Omnibus Incentive Plan. These RSUs were initially scheduled to vest on the one-year anniversary of the grant date, September 17, 2024. Subsequently, the Board of Directors of the Parent Company approved an extension of the vesting period by one additional year to September 17, 2025. Thereafter, the vesting period for a majority of the RSUs granted was further extended by an additional year to September 17, 2026.

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

26. Subsequent Events

On July 9, 2026, subsequent to the end of the fiscal quarter covered by this Quarterly Report, the USDC NY issued an Opinion and Order in Roadzen, Inc. v. Meteora Capital Partners, L.P., et al., No. 25-cv-7867 (JPO), granting the defendants’ motion to dismiss the Company’s Amended Complaint. The action, originally filed on September 22, 2025 and amended on October 17, 2025, sought to recover approximately $28.5 million that the Company alleges is owed to it under the Forward Purchase Agreement, dated as of September 2023, and its January 2024 amendment, entered into in connection with the Company’s business combination with Vahanna Tech Edge Acquisition I Corp. The Amended Complaint asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, common law fraud, fraudulent inducement, negligent misrepresentation, unjust enrichment, civil RICO, and violations of Sections 10(b) and 17 of the federal securities laws, and sought a declaratory judgment piercing the corporate veil and holding certain individual defendants jointly and severally liable. The Court dismissed all asserted claims with prejudice, other than a single breach-of-contract theory relating to the defendants’ alleged failure to timely advance funds under the January 2024 amendment to the Forward Purchase Agreement, as to which the Court granted leave to file a second amended complaint on a limited basis. On August 3, 2026, the Company filed a notice of appeal with the United States Court of Appeals for the Second Circuit.

On August 5, 2026, the Company converted two December 2023 Junior Unsecured Convertible Debentures along with their accrued interest, totaling $0.8 million, into equity at a price of $2.50 per Ordinary Shares, resulting in 328,658 new Ordinary Shares to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, references to “Roadzen,” “we,” “us,” and “our” refer to Roadzen and its consolidated subsidiaries as the context so requires.

The following discussion and analysis of the financial condition and results of operations of Roadzen Inc. and its subsidiaries should be read in conjunction with the “Unaudited Condensed Consolidated Financial Statements of Roadzen Inc. as of and for the three months ended June 30, 2026 and 2025,” together with related notes thereto, included elsewhere in this Form 10-Q (in the section of this Form 10-Q entitled “Financial Information”). The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See the section titled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth or referred to under the section titled “Risk Factors” or elsewhere in this Form 10-Q.

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

Our operations are global, and our partners consist of market-leading insurance companies, fleets and automotive OEMs and carmakers, including AXA, SCOR, Arch, Société Générale, Jaguar Land Rover, Audi, Mercedes, Volvo and several others. Our subsidiary in the U.K., operates through a specialist Managing General Agent (“MGA”) based in Coventry, which provides auto insurance, extended warranties, and claims management services to insurers, automotive dealers, manufacturers, and fleet operators. This MGA leverages its regulatory license to underwrite and service policies locally while utilizing third-party licenses to deliver solutions globally. It acts as a delegated authority on behalf of insurers, managing policy sales and claims adjudication via its brokerage platform. Revenue is generated through commissions and administrative fees tied to Gross Written Premium (“GWP”), with specialty contracts typically structured over five-year terms. Roadzen’s subsidiary in the U.S., operates a licensed auto club based in Burlingame, California that specializes in commercial roadside assistance (“RSA”) and claims management. With a robust network of over 75,000 service providers nationwide, it offers towing, transportation, and first notice of loss (“FNOL”) services to government fleets, enterprises, insurers, and auto manufacturers. We also operate a California licensed insurance broker and managing general underwriter based in San Diego, California, after acquiring a majority stake in the quarter ended December 31, 2025. These capabilities support our comprehensive suite of mobility and insurance infrastructure services across North America. Roadzen’s subsidiary in India operates as a licensed insurance broker providing distribution and servicing of motor insurance products, including RSA, vehicle inspection, and claim facilitation. We also operate a workshop management platform, digitizing end-to-end auto repair across a network of more than 1,350 verified garages and car repair workshops. Our India operations also serve as the Company’s global technology headquarters, where our product, engineering, and AI teams develop and scale the core platforms that power our insurance and mobility services worldwide. This integrated approach allows us to drive innovation and operational efficiency across all markets we serve.

In the People’s Republic of China, we operate a data analytics and AI-enabled software company serving the insurance and mobility value chain in the Greater China market.

Roadzen’s AI Manifesto

Our mission is to build the leading company at the intersection of artificial intelligence (AI), insurance and mobility. To further our mission, we have built a pioneering lab focused on fundamental and applied AI research. We work on core research areas in computer vision, generative AI, and traditional machine learning to develop product experiences that improve the safety, convenience, and protection of millions of drivers across the world. Roadzen is a founding member of the AI Alliance fostering safe, responsible, and open source development alongside industry leaders such as Meta, IBM, Hugging Face, Stability AI, AMD, Service Now, and others. Our approach to build precision AI models in insurance and mobility has won several industry accolades. Roadzen achieved significant industry recognition for its advancements in AI and technology during the fiscal year ended March 31, 2026. Honors included ‘Breakthrough in Computer Vision’ (FE AICONIC Summit & Awards 2026), InsurTech Solution of the Year (Fintech Breakthrough Awards 2026), ‘Best Insurtech’ (Bharat Fintech Summit Awards 2026), ‘Best AI in Deep Tech’ at the AI Awards Summit 2025 by Entrepreneur India and secured a spot on the Fintech40 Index by L’Observatoire de la Fintech. It was named the ‘World’s Top InsurTech’ by CNBC in 2024, ‘Most Innovative Use of AI’ by Financial Express at the FE Futech Awards 2024 and won the Gold Stevie Award for its Claims insurance solution at the International Business Awards 2024. Additional recognitions included ‘Excellence in InsurTech’ by the India FinTech Forum (IFTA 2024), ‘Best Use of AI in Insurance’ at the Global AI Summit & Awards (GAISA 2024), and ‘Best Product and Business Team’ at the World Auto Forum 2024. Roadzen also won ‘Best Use of Technology’ at the Entrepreneur Awards 2024 and ‘Most Innovative Company’ at the World Finance Innovation Awards 2024.

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
● ●

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

Roadzen’s IaaS Platform accounted for approximately 55% of revenues for the three months ended June 30, 2026.

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

Roadzen’s brokerage solutions accounted for approximately 45% of revenues for the three months ended June 30, 2026.

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

Since January 1, 2023 we began tracking customer segmentation for Roadzen, described as such: enterprise clients that include insurers, automakers and large fleets (above 100 vehicles), and SMB clients, which include agents, brokers, small dealerships, and small fleets (under 100 vehicles). As of June 30, 2026, we had 61 insurance customer agreements (including carriers, self-insureds and other entities processing insurance claims), 96 automotive customer agreements, and approximately 4,240 agents and fleet customers agreements.

Strength of the Auto Insurance Market

We generate a majority of our revenues through commissions and fees which are a reflection of the total insurance policy premium. Roadzen derived 45% of revenue from its Brokerage Solutions and 55% from its IaaS Platform for the three months ended June 30, 2026. A softening of the insurance market characterized by a period of declining premium rates due to competition or regulation could negatively impact our financial results.

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

Our subsidiary in the U.K. is licensed as a MGA, under which we are subject to stringent oversight by the Financial Conduct Authority (“FCA”). Our operations must align with FCA regulations that are specifically tailored to govern the conduct and obligations of MGAs, which act as an intermediary between insurers and clients, with delegated authority to underwrite and process claims on behalf of insurers. Our adherence to these regulations encompasses a variety of compliance obligations, including but not limited to, ensuring that underwriting decisions are made with the requisite skill and care, maintaining accurate and secure records of insurance contracts, managing potential conflicts of interest, and safeguarding client funds. The FCA also imposes comprehensive conduct rules and solvency requirements that require us to act with due care in the interests of policyholders.

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

Results of Operations (all figures are denominated in US$)

Comparison of the Three Months Ended June 30, 2026 and June 30, 2025

	For the three months ended June 30,
Particulars	2026	2025	Change amount	%
Revenue	16,194,324	10,865,545	5,328,779	49.0%
Costs and expenses:
Cost of services	6,923,789	4,469,453	2,454,336	54.9%
Research and development	419,115	81,534	337,582	414.0%
Sales and marketing	7,206,127	6,132,010	1,074,116	17.5%
General and administrative	2,458,724	2,577,897	(119,172)	(4.6)%
Depreciation and amortization	729,516	125,000	538,571	483.6%
Total costs and expenses	17,737,272	13,385,894	4,351,378	32.5%
Loss from operations	(1,542,948)	(2,520,349)	977,400	(38.8)%
Interest expense (net)	(2,854,699)	(941,319)	(1,913,380)	203.3%
Fair value gains/(losses) in financial instruments carried at fair value	(7,210,865)	(511,538)	(6,699,327)	1309.6%
Other income (net)	1,837,757	(47,922)	1,885,679	(3934.9)%
Total other income/(expense)	(8,227,807)	(1,500,779)	(6,727,028)	448.2%
(Loss)/Income before income tax expense	(9,770,755)	(4,021,128)	(5,749,627)	143.0%
Less: income tax (benefit)/expense	(6,620)	79,979	(86,599)	(108.3)%
Net (loss)/income before non-controlling interest	(9,764,135)	(4,101,107)	(5,663,028)	138.1%
Net loss attributable to non-controlling interest, net of tax	30,240	(95,337)	125,577	(131.7)%
Net Loss attributable to Ordinary shareholders	(9,794,375)	(4,005,770)	(5,788,606)	144.5%

Revenue

	For the period ended June 30,
Particulars	2026	2025	Change amount	%
Revenue
Commission and Distribution Income	7,345,145	5,728,215	1,616,930	28.2%
Income from Insurance as a Service	8,849,179	5,137,330	3,711,849	72.3%
Total	16,194,324	10,865,545	5,328,779	49.0%

Commission and Commission and Distribution Income increased by $1.6 million, or 28%, compared to the same period in the previous year. This increase was primarily driven by strategic expansion initiatives, including the acquisition of Elite Cover Insurance in the U.S., which contributed approximately $1.1 million in revenue, in addition to $0.5 million of organic growth in India.

Revenue from the Insurance-as-a-Service (IaaS) platform increased by approximately $3.7 million, or 72.0% compared to the prior year period. The increase was primarily driven by the consolidation of VehicleCare, which contributed approximately $2.3 million and the consolidation of our VIE in China, which contributed approximately $0.6 million in revenue during the period. The remaining increase was attributable to the continued expansion of our existing business operations, including growth from our current customer base and increased adoption of our IaaS platform offerings.

As of June 30, 2026, the Company maintained 61 insurance customer agreements and 96 automotive customer agreements, as well as approximately 4,240 agents and fleet customer agreements.

Cost of Services

	For the three months ended June 30,
Particulars	2026	2025	Change amount	%
Cost of services	6,923,789	4,469,453	2,454,336	54.9%

Cost of services increased by $2.5 million, or 54.9%, for the three months ended June 30, 2026, compared to the same period in the prior year. The increase was primarily driven by the expansion of the Company’s Insurance-as-a-Service operations following recent business combinations and platform integration activities, together with higher transaction volumes and continued organic growth across the Company’s existing operations.

Research and Development

	For the three months ended June 30,
Particulars	2026	2025	Change amount	%
Research and development	419,115	81,534	337,582	414.0%

Research and development expenses increased by $0.3 million, or 414.0%, for the three months ended June 30, 2026, compared to the same period in the prior year. The increase was primarily attributable to a decrease in capitalization during the period compared to the same period the prior year.

Sales and Marketing

	For the three months ended June 30,
Particulars	2026	2025	Change amount	%
Sales and marketing	7,206,127	6,132,010	1,074,116	17.5%

Sales and marketing expense increased by $1.1 million, or 17.5%, for the three months ended June 30, 2026 compared to the same period the prior year. The increase was primarily driven by the acquisition of Elite Cover Insurance in the U.S., which contributed approximately $0.8 million, and remaining was due to a rise in expenses towards enhanced marketing efforts related to the increase in distribution income.

General and administrative

	For the three months ended June 30,
Particulars	2026	2025	Change amount	%
General and administrative	2,458,724	2,577,897	(119,172)	(4.6)%

General and administrative expenses decreased by $0.2 million, or 4.6%, for the three months ended June 30, 2026, compared to the same period in the prior year. The decrease was primarily attributable to the reversal of a provision for doubtful debts of approximately $2.8 million, partially offset by an increase of approximately $1.0 million in the provision for expected credit losses. General and administrative expenses also reflected approximately $0.6 million of incremental costs associated with the consolidation of recently acquired businesses, as well as approximately $0.8 million of non-cash legal and professional expenses related to acquisition and integration activities incurred during the period.

Depreciation and Amortization

	For the three months ended June 30,
Particulars	2026	2025	Change amount	%
Depreciation and amortization	729,516	125,000	604,517	483.6%

Depreciation and amortization increased by $0.6 million, or 483.6%, for the three months ended June 30, 2026, compared to the same period the prior year.

Interest Income (Expense)

	For the three months ended June 30,
Particulars	2026	2025	Change amount	%
Interest income/(expense)	(2,854,699)	(941,319)	(1,913,380)	203.3%

Interest expense increased $1.9 million, or 203.3%, for the three months ended June 30, 2026 compared to the same period the prior year primarily due to an increase in borrowings from banks and other parties.

Fair Value Changes in Financial Instruments Carried at Fair Value

	For the three months ended June 30,
Particulars	2026	2025	Change amount	%
Fair value changes in financial instruments carried at fair value	(7,210,865)	(511,538)	(6,699,327)	1309.6%

Loss on fair valuation changes increased by $6.7 million, or 1309.6%, for the three months ended June 30, 2026 compared to the same period the prior year due to the non-cash write-down of approximately $5.9 million with respect to the Forward Purchase Agreement-related prepaid asset, and the fair market valuation of our convertible promissory notes and share warrants.

Other Income/(Expense)

	For the three months ended June 30,
Particulars	2026	2025	Change amount	%
Other income/(expense) net	1,837,757	(47,922)	1,885,679	3934.9%

Other Income increased $1.9 million for the three months ended June 30, 2026 compared to the same period the prior year. This was primarily driven by the write-back of certain liabilities of $1.8 million.

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

The following table reconciles our net loss reported in accordance with GAAP to Adjusted EBITDA for the three months ended June 30, 2026 and June 30, 2025:

	For the three months ended June 30,
Particulars	2026	2025
Net loss (Including Non Controlling Interest)	(9,794,374)	(4,005,770)
Adjusted for:
Other (income)/expense net	(1,837,757)	47,922
Interest (income)/expense	2,854,699	941,319
Fair value changes in financial instruments carried at fair value(1)	7,210,865	511,538
Tax (benefit)/expense	(6,620)	79,979
Depreciation and amortization	729,516	125,000
Stock based compensation expense	159,127	71,358
Non-cash expenses	(757,368)	306,714
Non-recurring expenses	1,067,802	516,102
Adjusted EBITDA	(374,111)	(1,405,838)

(1)	Fair value changes in financial instruments are considered to be financing costs as they relate to convertible notes and liability-classified preferred stock warrants previously issued in financing transactions. These changes are non-cash as the Company does not have an unconditional obligation to settle the convertible notes and preferred stock warrants in cash. These changes in fair value are affected by the Company’s own share price as these are settleable/convertible into the Company’s Ordinary Shares.

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

Liquidity and Capital Resources

Since our incorporation, we have financed our growth through a blend of equity, convertible instruments, debt (including working capital lines), and customer payments. As of June 30, 2026, we have raised an aggregate of $77.7 million, net of issuance costs, through the issuance of Ordinary Shares, convertible instruments and preferred stock of Roadzen (DE). Our accumulated deficit stood at $255.9 million as of June 30, 2026, compared to $247.5 million as of March 31, 2026. These accumulated deficits are the result of substantial operating losses, which include expenses related to fair valuation adjustments, the vesting of RSUs, impairment of investment and intangible assets, and transaction costs related to the Business Combination. These losses have been detailed in the table below. We anticipate that we will continue to experience operating losses and generate negative cash flows from operations over an extended period due to the planned investments in our business. Consequently, we will need to secure additional capital resources to support the execution of our strategic initiatives for growing our business in the coming years.

Details of Accumulated deficit:

Particulars	As of June 30, 2026 (USD millions)	As of March 31, 2026 (USD millions)
Accumulated Deficit (end of period)	(257.2)	(247.5)
Non Cash Losses:
-Fair Value Losses	63.2	56.0
-Stock based compensation Losses	104.1	103.9
-Impairment of Investments & Intangibles	5.8	5.8
-Other non cash losses	10.6	8.6
Transaction Costs – Business Combination	10.1	10.1
Net Operating Losses	63.4	63.4

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

Operating Activities

	For the period ended June 30,
Particulars	2026	2025	Change amount
Cash flow from operating activities:
Net loss including non-controlling interest	(9,794,375)	(4,005,770)	(5,788,605)
Adjustments for cash flow from operation	5,617,751	800,563	4,812,586
Changes in working capital	(1,296,538)	283,700	(1,575,638)
Net cash used in operating activities	(5,473,162)	(2,921,507)	(2,551,653)

Our largest sources of cash provided by operations are increases in accounts payables and payments received from our customers. Our primary uses of cash from operating activities include employee-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses and other overhead costs.

For the three months ended June 30, 2026, net cash used in operating activities was $5.5 million, an increase of $2.6 million compared to $2.9 million for the same period the prior year.

The cash outflow was primarily driven by a net loss of $9.8 million, net cash outflow of $1.3 million resulting from changes in operating assets and liabilities, including decreased payables and higher receivables and non-cash adjustments totaling $5.4 million.

Non-cash charges for the period included:

●	$7.2 million in fair value losses,

●	$0.1 million in stock-based compensation expense,

●	$0.7 million in depreciation and amortization,

●	$1.6 million in reversal of expected credit loss,

●	$1.8 million in balances written back, and

●	$0.8 million in expenses settled through issuance of equity shares.

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

Investing Activities

	For the period ended June 30,
Particulars	2026	2025	Change amount
Cash flow from investing activities:
Purchase of property, plant and equipment	(464,491)	(274,056)	(190,435)
Consideration paid for business acquired in prior year	(925,000)	-	(925,000)
Investment in mutual funds and bonds	(1,515)	-	(1,515)
Proceeds from sale of mutual fund	—	73,116	(73,116)
Net Cash used in investing activities	(1,391,006)	(200,940)	(1,190,066)

Cash used from investing activities was $1.4 million for the three months ended June 30, 2026, consisting of $0.4 million of capital expenditure for new office facilities and $0.9 million paid for business acquired in the prior year.

Financing Activities

	For the period ended June 30,
Particulars	2026	2025	Change amount
Cash flow from financing activities:
Proceeds from issue of ordinary shares	7,460,000	1,386,959	6,073,041
Net proceeds/(payments) from borrowings	(1,175,305)	49,990	(1,225,295)
Net cash generated from financing activities	6,284,695	1,436,949	4,847,746

We have generated negative cash flows from operations since our inception and have supplemented working capital through net proceeds from the issuance of Ordinary Shares as well as the issuance of debt. Cash provided by financing activities was $6.3 million for the three months ended June 30, 2026, which consisted primarily of $7.4 million from the issuance of Ordinary Shares, partially offset by $1.2 million in repayments of borrowings.

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

On January 30, 2024, the Company and the Seller entered into an amendment to the Forward Purchase Agreement (the “Amendment”). The Amendment amends the section of the Forward Purchase Agreement regarding a Prepayment Shortfall by providing that the Company has the option, at its sole discretion, at any time up to 45 days prior to the Valuation Date, to request up to $5 million in Prepayment Shortfall via ten separate written requests to Seller in the amount of $500,000 each (each, an “Additional Shortfall Request”), provided that at the time of any Additional Shortfall Request (i) Seller has recovered 117% of the prior Additional Shortfall Request, if any, via Shortfall Sales and (ii) the VWAP Price over the ten trading days prior to such Additional Shortfall Request multiplied by the then current Number of Shares less Shortfall Sale Shares held by Seller is at least seven times greater than such Additional Shortfall Request. In addition, the Amendment amends the section of the Forward Purchase Agreement regarding Prepayment Shortfall Consideration by eliminating the 180-day period following a Trade Date before Seller may commence selling Recycled Shares and by permitting such sales without payment by Seller of any Early Termination Obligation until such time as the proceeds from such sales equal 117% (instead of 100% as originally provided in the Forward Purchase Agreement) of the Prepayment Shortfall. During the period ended June 30, 2026, the Company did not receive any additional payments from the Seller; total cash receipts remain at $4.8 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2026:

		For the period ended June 30, 2026
Particulars	Total	Less than 1 Year	1-3 year	3-5 year	After
Debt(1)	32,999,732	19,293,299	13,666,538	39,895	-
Operating Leases(2)	2,458,220	606,210	862,550	483,294	506,166
Deferred Revenue	958,360	693,155	247,371	17,834	-
Accounts Payable & accrued expenses	32,097,863	29,097,863	3,000,000	-	-
Total	68,514,175	49,690,527	17,776,459	541,023	506,166

(1)	The amount of debt represents carrying amount of borrowings (excluding interest) which the Company is obligated to repay in cash.
(2)	The Company leases office space under non-cancellable operating lease agreements, which expire on various dates through January 2033. The operating lease includes $753,516 of imputed interest due to the implementation of ASC-842.

Description of Indebtedness:

	As of June 30, 2026		As of March 31, 2026
Particulars	Long Term Borrowings	Short Term Borrowings	Long Term Borrowings	Short Term Borrowings
Loans from banks	158,235	287,211	166,924	397,274
Secured debentures	323,275	-	428,729	-
Convertible debenture	1,140,754	-	1,140,753	-
Convertible notes	13,095,363	-	12,205,415	-
Loans from Related Parties	-	122,920	-	135,347
Loans from Others	11,500,000	6,371,972	11,500,000	7,310,646
Current portion of long-term borrowings	(12,511,194)	12,511,194	(9,829,713)	9,829,713
	13,706,433	19,293,297	15,612,108	17,672,980

Description of Operating Leases:

Particulars	For the period ended June 30, 2026
Operating Leases:
Short term liabilities	575,557
Long term liabilities	1,129,147
Total operating lease liabilities	1,704,704

Secured, Non-Convertible 2022 Debentures

One of our material subsidiaries issued Secured, Non-Convertible Debentures with NP1 Capital Trust with an aggregate principal amount of $3.7 million during the fiscal year ended March 31, 2023 with varying maturity dates between January 2024 and July 2024 and interest rates ranging from 19.25% to 20.00% per year. On September 30, 2024 the Company entered into an amendment agreement restructuring the principal repayments and extending the maturity date to March 31, 2025. The Company did not honor the repayment of the above debentures as of the amended date, and obtained an extension from the lender up to November 30, 2025. In October 2025, the Company entered into negotiations with the lender to settle all principal and accrued interest, including late payment charges, partly in cash and partly in equity of the Company’s Indian subsidiary , and extending maturity to August 15, 2026. As of June 30, 2026, the outstanding balance was $0.3 million.

Senior Secured Mizuho Notes

On June 30, 2023, Roadzen entered into a Senior Secured Note Purchase Agreement (the “Note Purchase Agreement”) with Mizuho Securities USA LLC (“Mizuho”), as administrative agent and collateral agent, and as a purchaser, pursuant to which Mizuho purchased an aggregate principal amount of $7,500,000 of senior secured notes (the “Mizuho Notes”). The Mizuho Notes bear interest at a rate of 15.0% per annum, which will automatically increase by 5% if we fail to prepay the Mizuho Notes upon the occurrence of certain mandatory prepayment events as set forth in the Note Purchase Agreement; however, we may prepay all or any portion of the Mizuho Notes prior to maturity at our option without penalty.

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

December 2023 Junior Unsecured Convertible Debenture

On December 15, 2023, the Company issued a Securities Purchase Agreement (the “December 2023 Convertible SPA”), among the Company and the investors party thereto from time to time. Pursuant to the terms of the December 2023 Convertible SPA, the Company may issue and sell an aggregate of up to $50 million in principal amount of convertible debentures (the “December 2023 Convertible Debentures”), on a private placement basis (collectively, the “December 2023 Private Placement”). The Company held an initial closing of the December 2023 Private Placement, at which it received $400,000 in proceeds on December 15, 2023 (the “December Debenture”). On January 19, 2024, the Company issued an additional convertible debenture under the December 2023 Convertible SPA in the principal amount of $500,000 to Supurna VedBrat (the “VedBrat Debenture”), a director of the Company, for a purchase price equal to the principal amount of the VedBrat Debenture. Also on January 19, 2024, Ms. VedBrat became a party to the December 2023 Convertible SPA and entered into a letter agreement with the Company (the “Letter Agreement”) with respect to her investment in the Company pursuant to the VedBrat Debenture. On February 7, 2024 the Company issued an additional convertible debenture under the December 2023 Convertible SPA in the principal amount of $200,000 (the “February Debenture”) and may sell additional Debentures at additional closings from time to time.

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

On August 5, 2026, subsequent to the Balance Sheet date, the Company converted the December Debenture and the February Debenture along with their accrued interest as of June 30, 2026 of $0.2 million, into equity at a price of $2.50 per Ordinary Share, resulting in 328,658 new Ordinary Shares to be issued. As of the reporting date the Company has not honored the repayment of the remaining debenture and no conversion option has been exercised.

Senior Secured 2024 Notes

On March 28, 2024, the Company entered into a Securities Purchase Agreement (the “March 2024 SPA”) with Supurna VedBrat and Krishnan-Shah Family Partners, LP (together, the “2024 Purchasers”). Ms. VedBrat is a director of the Company. Ajay Shah and his wife are trustees of the general partner of the Krishnan-Shah Family Partners, LP; Mr. Shah served as a director of the Company at the time the March 2024 SPA was entered into until his resignation in March 2026. Each of the 2024 Purchasers purchased $500,000 in principal amount of the 2024 SPA Notes on the date of the March 2024 SPA (the “March 2024 Notes”). On May 23, 2024, Ms. VedBrat purchased an additional $500,000 in principal amount of the 2024 SPA Notes (the “May 2024 Note”).

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

Also pursuant to the terms of the March 2024 SPA, the Company agreed to issue to each Purchaser warrants (the “March 2024 SPA Warrants”) to purchase, for each $10,000 in original principal amount of 2024 SPA Notes purchased, 1,000 Ordinary Shares. Each of the March 2024 SPA Warrant will be exercisable at any time during the period commencing on March 28, 2025 (the “Vesting Date”) through March 28, 2031 (or until the dissolution, liquidation or winding up of the Company, if earlier). The exercise price of the March 2024 SPA Warrants is equal to 80% of the lower of (i) the VWAP of the Company’s Ordinary Shares, as reported on the relevant market or exchange, over the 60 trading days subsequent to the first loan funding, (ii) the opening price of any public offering of straight equity securities of the Company occurring within six months after the issue date of the March 2024 SPA Warrants and (iii) the VWAP of the Ordinary Shares over the 60 trading days immediately prior to the Vesting Date. The March 2024 SPA Warrants have customary anti-dilution protections in the event the Company declares dividends or distributions on the Ordinary Shares or subdivides, combines or reclassifies its outstanding Ordinary Shares. On April 22, 2024, the Company issued March 2024 SPA Warrants to purchase 50,000 Ordinary Shares to Krishnan-Shah Family Partners, LP. On June 20, 2024, the Company issued March 2024 SPA Warrants to purchase 50,000 Ordinary Shares to Ms. VedBrat and on October 27, 2024 issued additional March 2024 SPA Warrants to purchase an additional 50,000 Ordinary Shares to Ms. VedBrat in connection with her purchase of the May 2024 Note.

As of June 30, 2026, the outstanding balance on the remaining note was $456,271.

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

Underwritten Public Offerings

On May 4, 2026, the Company entered into a placement agency agreement (the “Agency Agreement”) with Maxim Group LLC (the “Placement Agent”) and a securities purchase agreement (the “Purchase Agreement”) with purchasers for the purchase and sale, in a best efforts offering (the “Offering”), of 4,705,870 of the Company’s Ordinary Shares, at an offering price of $1.70 per Share. The Offering closed on May 5, 2026. The Company received gross proceeds of $7,999,979 in connection with the Offering, before deducting Placement Agent fees and other Offering expenses payable by the Company.

Debt Exchange

On August 5, 2026, the Company converted $0.6 million of its December 2023 Junior Unsecured Convertible Debentures, including its accrued interest of $0.2 million as of June 30, 2026, into equity at a price of $2.50 per Ordinary Shares, resulting in 328,658 new Ordinary Shares to be issued.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. Other than as described below, we are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

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

On January 30, 2026, Meteora filed an application to dismiss the USDC NY case; the Company’s opposition papers were filed in early March 2026. On July 9, 2026, the USDC NY issued an order dismissing the Company’s lawsuit against Meteora in its entirety, with prejudice as to all claims other than a single breach-of-contract theory relating to Meteora’s alleged failure to timely advance funds under the January 2024 amendment to the FPA, as to which the USDC NY granted leave to file a second amended complaint. The Company elected not to file a second amended complaint with respect to that theory and has appealed the dismissal in its entirety to the United States Court of Appeals for the Second Circuit. The appeal remains pending as of the date of this Quarterly Report, and the Chancery Court action likewise remains pending, held in abeyance as described above.

In light of the July 9, 2026 order of the USDC NY and the current procedural posture of the Chancery Court action, and after consideration of the requirements of U.S. generally accepted accounting principles, during the quarter ended June 30, 2026 the Company recorded a non-cash write-down of its FPA-related prepaid asset to $914,726.53, resulting in a charge of approximately $5.9 million to its condensed consolidated results of operations for the quarter. Reference is made to Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for a further description of the write-down and the related accounting treatment. The write-down represents an accounting determination as to the amount of the FPA-related asset that the Company considers supportable at this time and does not constitute a concession by the Company of its legal position in the appeal or in the Chancery Court action, in each of which the Company continues to seek, and to defend against Meteora’s efforts to limit, recovery in amounts materially in excess of $914,726.53. Any additional recovery ultimately obtained in respect of the FPA will be recognized in the Company’s consolidated financial statements only when realized or realizable, in accordance with U.S. generally accepted accounting principles.

The Company is unable at this time to predict the timing or ultimate outcome of the Second Circuit appeal or the Chancery Court action, and actual outcomes could differ materially from current expectations. For a discussion of certain risks relating to the Meteora litigation and the related write-down, see Part II, Item 1A, “Risk Factors,” in this Quarterly Report.

ITEM 1A. RISK FACTORS.

Other than as set forth below, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K we filed with the SEC on June 29, 2026 which are incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The recent dismissal by the United States District Court for the Southern District of New York (“USDC NY”) of substantially all of our claims against Meteora, and the pleading-stage determinations underlying that dismissal, may prevent us from recovering amounts we believe are owed to us under the FPA and could adversely affect related claims.

As described in Part II, Item 1, “Legal Proceedings,” on July 9, 2026 the USDC NY granted Meteora’s motion to dismiss the claims asserted in our amended complaint against Meteora and its principals, including our claims for breach of contract, breach of the implied duty of good faith and fair dealing, securities fraud and violations of the RICO, through which we sought to recover the amounts we allege are owed to us under the FPA and its January 2024 amendment. The Company has filed an appeal to the United States Court of Appeals for the Second Circuit. In reaching its decision, the USDC NY made determinations at the pleading stage regarding, among other things, the plain-language interpretation of the FPA and the effect of its merger and integration clause on prior term sheets and alleged oral representations, and concluded that certain of our fraud, misrepresentation and RICO theories were either duplicative of contract theories or barred under the Private Securities Litigation Reform Act. Although these determinations were made under a pleading standard that assumes the truth of our allegations, they may be cited by Meteora, or by other commercial counterparties, in future proceedings, and could affect our ability to prosecute the appeal, the pending Chancery Court action, or any related or subsequent litigation. Appeals of orders granting motions to dismiss are inherently uncertain, are decided on the pleadings without the benefit of a developed factual record, and may take a substantial period of time to resolve. If our appeal is unsuccessful, or is successful only in part, we may be unable to recover all or any portion of the amounts we believe are owed to us. The loss of such potential recovery could adversely affect our liquidity, results of operations and financial condition, and could require us to seek alternative sources of capital on less favorable terms, or in amounts less than we may require.

We have incurred, and expect to continue to incur, substantial legal fees and other expenses in connection with the Meteora litigation, and we may become liable for the fees and costs of Meteora if we do not prevail in one or more of these proceedings.

In connection with our appeal of the July 9, 2026 USDC NY order and the related action pending in the Chancery Court, we have incurred, and expect to continue to incur, substantial fees and disbursements payable to outside counsel, expert witnesses and other advisors, and we expect these expenditures to continue over an extended period. In addition, under applicable law, procedural rules, or the terms of the FPA or the Subscription Agreement, we may become liable for a portion of the prevailing party’s attorneys’ fees, costs and other litigation-related expenses in one or more of these proceedings. If our appeal to the Second Circuit is unsuccessful, or if the Chancery Court rules adversely to us on Meteora’s pending summary judgment application or in any subsequent phase of the Delaware action, our aggregate exposure in respect of legal fees, disbursements, costs and any fee-shifting or indemnification awards could be material. The ultimate magnitude of any such exposure cannot currently be ascertained, as it will depend on, among other factors, the final disposition of each proceeding, the timing and scope of any award, the volume of work performed by counsel through resolution, and the availability and terms of any applicable insurance. The Meteora litigation also requires significant management attention that would otherwise be devoted to our operations. Any material fee-shifting liability, or the cumulative cost of prosecuting and defending these matters, could have a material adverse effect on our results of operations, cash flows and financial condition in the periods in which such amounts are incurred or recorded.

Because our appeal of the USDC NY action and the Chancery Court action against us remain pending, the ultimate outcome of the Meteora litigation cannot presently be determined, and we may be required to pay damages to Meteora. In addition, and any recovery we may obtain in excess of the written-down carrying value of our FPA-related asset will not be recognized until realized.

Our appeal of the July 9, 2026 USDC NY order is at an early procedural stage, and the Chancery Court action, in which Meteora has sought, among other relief, a declaratory judgment that its obligations to us under the FPA are limited to $914,726.53, remains held in abeyance pending the Chancery Court’s decision on Meteora’s summary judgment application, which the Chancery Court advised the parties following the May 21, 2026 hearing would be rendered in no more than ninety days. Meteora is also seeking damages against us in the Chancery Court action. Litigation and appellate proceedings of this nature are inherently uncertain and are subject to numerous factors outside our control, including the appellate court’s interpretation of the FPA, the Subscription Agreement and the pleadings, the Chancery Court’s disposition of Meteora’s summary judgment application, any subsequent rulings and schedules in either forum, developments in discovery (if and when it occurs), and the availability and outcome of any further appellate review. As described in Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report, during the quarter we recorded a write-down of our FPA-related prepaid asset to $914,726.53, reflecting the amount that, based on currently available information, we consider supportable under U.S. generally accepted accounting principles. That accounting determination does not constitute a concession by the Company of its legal position in the appeal or in the Chancery Court action, in each of which we continue to seek, and to defend against Meteora’s efforts to limit, recovery in amounts materially in excess of $914,726.53. Consistent with U.S. generally accepted accounting principles, any recovery ultimately obtained in excess of the written-down carrying value will be recognized only when realized or realizable, and no assurance can be given that any such additional recovery will be obtained. Conversely, we have not recorded a liability in respect of any potential adverse outcome, because, taking into account the write-down described above, we do not believe that any further loss is both probable and reasonably estimable at this time. However, if Meteora were to prevail in its claims against us, we may be required to pay damages to Meteora, which could be substantial.

The write-down of our FPA-related prepaid asset resulted in a material non-cash charge to our results of operations for the quarter and reduced our reported equity, and further adjustments could be required in future periods depending on developments in the Meteora litigation.

During the quarter ended June 30, 2026, we recorded a non-cash write-down of our FPA-related prepaid asset to $914,726.53, resulting in a charge of approximately $5.9 million reflected in the Fair value losses in financial instruments carried at fair value in our condensed consolidated statement of operations, and a corresponding reduction in our reported total equity. The write-down was based on our assessment, under U.S. generally accepted accounting principles and in light of the July 9, 2026 USDC NY order and the current procedural posture of the Chancery Court action, of the amount of the FPA-related asset that we consider supportable at this time, and is not a determination of the amount that we believe is legally owed to us by Meteora, which we continue to pursue through the Second Circuit appeal and to defend in the Chancery Court action. The carrying value of the FPA-related asset may require further adjustment in future periods, up to and including reduction to zero, depending on subsequent developments, including the outcome of the Chancery Court’s decision on Meteora’s summary judgment application, the ultimate disposition of the Second Circuit appeal, and any other developments in the Meteora litigation. Because the write-down is non-cash, it did not affect our liquidity in the period recorded; however, the associated reduction in reported earnings and equity, and any further such adjustments, could adversely affect investor perceptions of the Company, the market price and trading volume of our Ordinary Shares and Public Warrants, and our compliance with covenants or other financial requirements under any existing or future financing arrangements.

Publicity concerning the Meteora litigation could adversely affect our reputation and the market price and trading volume of our Ordinary Shares and Public Warrants.

The Meteora litigation, including the USDC NY’s July 9, 2026 order dismissing our claims and our pending appeal of that order, has attracted, and may continue to attract, media and investor attention. Publicity relating to the litigation, including publicity concerning the USDC NY’s characterizations of our pleadings, the interpretation of the FPA and the Subscription Agreement, and our former SPAC counterparties, could adversely affect our reputation, our relationships with commercial counterparties, customers and investors, and the market price and trading volume of our Ordinary Shares and Public Warrants. Adverse publicity concerning the Chancery Court action, or any adverse determination in that action, could have a similar effect. In addition, negative sentiment regarding the litigation may make it more difficult or more costly for us to access the capital markets, negotiate with commercial counterparties, or retain key employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously disclosed in a Current Report on Form 8-K, none.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits

10.1	Placement Agency Agreement, dated May 4, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Roadzen Inc. on May 5, 2026).
10.2	Form of Securities Purchase Agreement, dated May 4, 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Roadzen Inc. on May 5, 2026).
10.3	Third Amendment to Securities Purchase Agreement and Junior Convertible Notes, dated May 22, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Roadzen Inc. on May 22, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

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

Dated: August 12, 2026

